Form 10KSB
period 2003-08-31
HIGHLAND CLAN CREATIONS CORP
filed 2004-03-30
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-101133

HIGHLAND CLAN CREATIONS CORP.
(Name of small business issuer in its charter)
Nevada	98-037935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 219 - 10654 82 Ave NW Edmonton, Alberta	T6E 2A7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  780-288-0742

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

1,950,00 common shares @ $0.001(1) = $1,950
(1) Consideration paid for shares.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,950,000 common shares issued and outstanding as of August 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Highland" mean Highland Clan Creations Corp., unless otherwise indicated.

Corporate History

We were incorporated on April 1, 2002 under the laws of the State of Nevada and have never commenced operations, nor have we generated any revenue and are still a development stage corporation. We have no current business. We are a development stage company with no assets, revenue or operations, Our plan of operations is to establish a juice and smoothie business in Canada. There can be no assurance that our common stock will ever develop a market. Our principal executive offices are located at Suite 219 10654 Whyte Avenue, Edmonton, Alberta, and our telephone number is (780) 288-0742.

Our Current Business

We have no current operations at the present time. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and our plan of operations is to establish a juice and smoothie business, offering related health products as well.

Our business plan is to offer smoothies and nutritional drinks and related products through the establishment of up to two juice stores, (or, if we raise less money, up to two food court kiosks). We intend to feature the popular "smoothie" or blended fruit drinks, with an emphasis on good health and fast service. We initially plan to locate the juice stores (or kiosks) in Edmonton, Alberta. If the Edmonton stores are successful, we hope to locate stores in the cities of Vancouver, Toronto and Calgary. The stores will be located in areas of the city which have high street pedestrian traffic, as opposed to malls and shopping centers. The size of each full size store will be approximately 600 to 1,000 square feet, and will have a counter, seating area, small kitchen area with cash register, juicer, refrigerator/freezer, and blenders. The size of each kiosk in the scaled back version of our business plan (in the event that we raise only the minimum of $80,000 in this offering) will be approximately 200 to 300 square feet. We intend to compete against other juice store chains by establishing name recognition and providing better than average customer service. We have no proprietary formulas for our juice drinks, but we may acquire such formulas or make create our own. They will consist of a combination of fresh fruit, juices, non-fat yogurt, and sherbets, and there are no secret recipes (although we may establish such recipes later on). The core of our business will be our smoothies, but we will also sell health snacks, such as high protein health food bars, or other health related products. Our plan of operations includes the intention to offer quality products with high perceived value; fast and friendly customer service; to develop a strong brand image and to target an attractive demographic segment of adults, ages 20 through 50. All of these operations are planned operations at the present time, as we have no actual business, other than the formation of our business plan.

We are currently raising financing pursuant to our SB2 registration statement, declared effective on September 26, 2003. Upon completion of the offering, we anticipate commencing operations 60 to 90 days.

Juice Store Operations.

All of our planned operations depend on our raising a sufficient amount of capital to dedicate financial resources to each element of our business plan. Our SB2 registration statement, declared effective by the Securities and Exchange Commission on September 26, 2003, has a minimum of $80,000. Management may purchase shares in the offering in order to reach the minimum. Any shares management purchase will be for investment purposes only and not for resale. If we do not raise at least $80,000 all funds will be returned to subscribers promptly and we shall cease operations and terminate our reporting obligations under federal securities laws. There can be no assurance that any capital at all will be raised from the offering, but if significant capital is raised, resources will be devoted to ensure that we offer the highest quality juices, milk shakes and smoothies. Emphasis will be placed on delivering quality ingredients to each restaurant, that food production systems will be continuously developed and improved, and all employees will be dedicated to delivering consistently high quality food and service. We will standardize the specifications for the preparation and service of our food, the conduct and appearance of our employees, and the maintenance and repair of our premises. Each Highland restaurant or kiosk will be operated by a company-employed manager who normally will receive a minimum of three weeks of management training, which will include "classroom" training.

The restaurant or kiosk manager will be responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the conduct and appearance of employees. We will establish a performance bonus system to award managers at all levels with bonus compensation based on profit achievement. We will employ a point of sale computerized reporting and cash register system for our restaurants, which provides points of sale transaction data and accumulates marketing information. Sales data will be collected and analyzed by management.

Planned Advertising and Promotion.

As part of our plan of operations, which is dependent upon the raising of sufficient capital, we plan to engage in a marketing program, both before and after the opening of each restaurant location, and on an ongoing basis, to build the brand name, "Highland." We intend to emphasize local, low cost advertising on cable television and radio in the Edmonton area. This may be combined with a direct mail campaign in the area.

Expenditures.

The funds allocated to each expense will depend on the amount of funds raised in the offering pursuant to our SB2 registration statement, declared effective on September 26, 2003. This offering has a minimum of $80,000. If we do not raise at least $80,000 all funds will be returned promptly to shareholders.

Properties.

We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. McMullin where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, once we commence operations it will be necessary for us to seek our own appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups. We may also consider building a small office in the store or kiosk location. We have a website at the address www.highlandsmoothies.com. We own the Internet domain names www.highlandsmoothies.biz and www.highlandsmoothies.com.

Employees.

As of August 31, 2003, we have no employees. Brett McMullin, our President, Secretary, Treasurer and Director devotes approximately 20 hours per week to company activities. We have no written employment contracts.

Competition.

The juice and smoothy business is highly competitive with respect to price, service, location, formulations and food quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast food restaurant industry in general and us in particular. We will compete with a large number of national and regional juice and smoothie companies, most of which are franchises. Most of the potential competitors which own juice and smoothie chains have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. Companies such as Jugo Juice Company are expected to be competitors of Highland.

Government Regulation.

Locations selling Highland products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants. The estimated time frames below are based on our discussion with the applicable department of the City of Edmonton and may in actual fact take longer than estimated.

We will also be subject to the employment standards act of the province of Alberta and various other provincial laws governing such matters as minimum wages, overtime and other working conditions. We will also be subject to employment standards of other provinces in which we are operating, if any. The majority of our employees will be paid at rates related to the provincial minimum wage and increases in the minimum wage will increase our labor costs.

We will be subject to certain guidelines, codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities as required by the Alberta Blind Person Act and the Alberta Human Rights, Citizenship and Multiculturalism Act. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Our expectation of results and other forward-looking statements contained in this Annual Report involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

THE PRODUCTS

We intend to offer fresh juice and blended "smoothie" fruit drinks, as well as health conscious snacks and other health related products. We will offer six vitamin supplements, one of which will be offered free with each smoothie. These vitamin supplements may include the following:

Total: 100% of the daily recommended allowance of 20 vitamins and minerals

Energy: With ginseng and gingko biloba

Protein: With soy protein

Defense: With Echinacea, vitamin C and antioxidants

Fiber: A blend of oat bran, rice bran and wheat bran for digestive tract health

Iron: With calcium, iron, folic acid and B vitamins

Fat burner: Chromium Picolinate

Fresh Juices

We intend to offer fresh squeezed orange juice, lemonade, carrot juice, and a special detoxification complex of beet, carrot, celery, and cucumber juice.

Smoothies

We intend to offer combinations of freshly blended strawberries, bananas, blueberries, peaches, raspberries, mangoes, and oranges, blended with orange, peach, apple, and/or cranberry juice, in different combinations, or made to order by the customer.

Concentrates

We may also acquire juice concentrates from companies such as Juice Bar Solutions of Novato, California. The juice concentrate would be used in combination with our fresh juice products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2004.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

  We have no experience in the fast juice bar business. This may affect our ability to operate successfully. Our management has never established or managed a fast food restaurant or chain of fast food restaurants before, and has no experience.
  There is no established market for our stock and investors may not be able to sell their shares in the future. If we are unsuccessful in developing a market for our stock, then it will be difficult for investors to establish a value for their stock and to eventually sell their shares and recover their investment.
  We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and no current operations with which to create operating capital. We are raising capital pursuant to an SB2 registration statement declared effective on September 26, 2003 to raise commence our juice and smoothie business operations. We must raise a minimum of $80,000 to cover our initial start-up expenses and offering costs and to provide limited working capital to fund our operating costs for an initial 12-month period. However if we do not generate sufficient revenues after we commence our juice and smoothie operations we may not be able to operate profitably and if this happens we may have to cease operations beyond this initial period.
  We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements. To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We anticipate being able to meet our needs for working capital and capital expenditures for at least the next 12 months if we raise the minimum of $80,000 in our current offering. In order to expand our operations, however, we may need to arrange for additional funding beyond this amount. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.
  The juice and smoothie industry is highly competitive with respect to price, service, location and food quality, products, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast food restaurant industry in general and us in particular. We will compete with a large number of national and regional juice bar and smoothie chains, most of which are franchises. Most of the potential competitors which own juice bar chains have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

6. Our business will be subject to government regulation. Each of our proposed restaurants will be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

Item 2. Description of Property.

From our inception our principal offices have been located at 219 - 10654 82 Avenue NW, Edmonton, AB T6E 2A7 and our telephone number is 780-288-0742. We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. McMullin where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, once we commence operations it will be necessary for us to seek our own appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

As of August 31, 2003, there was 1 holder of record of our common stock. As of such date, 1,950,000 common shares were issued and outstanding. All of these shares are held by our sole officer and director who may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile 775.322.5623) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Results of Operations.

We posted losses of $3,945 for the year ending August 31, 2003, losses of $2,024 for the year ended August 31, 2002, and losses of $5,969 since inception to August 31, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending August 31, 2003 were $3,945 compared to the year ending August 31, 2002 that were $2,024.

Financial Condition, Liquidity and Capital Resources

We were incorporated on April 1, 2002. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and a deficit of $5,969 since our inception. Our plan of operations is to establish up to two juice-smoothie stores in Edmonton, Alberta. There can be no assurance that our common stock will ever develop a market. Our principal executive offices are located at Suite 219 10654 Whyte Avenue, Edmonton, Alberta, and our telephone number is (780) 288-0742.

Our Current Business

We have no current operations at the present time. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital. Our plan of operations is to establish a juice and smoothie business, as well as offering related health products. We intend to offer our juice and smoothies establish through the establishment of up to two juice stores, (or, if we raise less money, up to two food court kiosks) featuring the popular "smoothie" or blended fruit drinks, with an emphasis on good health and fast service. We initially plan to locate the juice stores (or kiosks) in Edmonton, Alberta. If the Edmonton stores are successful, we hope to locate stores in the cities of Vancouver, Toronto and Calgary. The stores will be located in areas of the city which have high street pedestrian traffic, as

At August 31, 2003, we had a deficit of working capital of $3,969 compared to deficit of working capital of $24 at August 31, 2002.

At August 31, 2003, our total assets of $276 consists of only cash. This compares with our assets at August 31, 2002 of $1,976, which consisted of cash.

At August 31, 2003, our total liabilities were $4,245, compared to our liabilities of $2,000 as at August 31, 2002.

We have had no revenues from inception. We are currently raising financing under our Form SB-2 Registration Statement, declared effective by the Securities and Exchange Commission on September 26, 2003. We are raising up to a maximum of $285,000 and a minimum of $80,000 by issuing shares at a price of $0.15 per share. We must raise a minimum of $80,000 in our offering or we must refund all money to prospective investors. In order to meet a scaled down version of our business plan we must raise at least $80,000.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $80,000 to initiate our juice and smoothie business, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Juice and smoothie business - marketing and sales, website development, etc.	$40,000
Capital expenditures Working Capital	$20,000 $55,000
Total	$80,000

As at August 31, 2003, we had a working capital deficiency of $3,969. We anticipate that we will have to raise a minimum of $80,000 no later than April 1, 2004, to allow us to commence business operations and to provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities pursuant to our SB2 registration statement, declared effective on September 26, 2003. We are currently raising up to a maximum of $285,000 by selling up to 1,900,000 shares at a price of $0.15 per share. Our offering has a minimum of $80,000.

There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds under our SB2 registration statement, declared effective September 26, 2003, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of August 31, 2003, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through August 31, 2003 have incurred losses of $5,969 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise working capital through sales of our securities pursuant to our SB2 registration statement, declared effective on September 26, 2003. We are currently raising up to a maximum of $285,000 by selling up to 1,900,000 shares at a price of $0.15 per share. Our offering has a minimum of $80,000.There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds under our SB2 registration statement, declared effective September 26, 2003, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated December 6, 2003

Consolidated Balance Sheets as at August 31, 2003

Consolidated Statements of Operations for the year ended August 31, 2003, August 31, 2002 and for the period from April 1, 2002 (incorporation) to August 31, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended August 31, 2003, August 31, 2002 and for the period from April 1, 2002 (incorporation) to August 31, 2003

Consolidated Statements of Cash Flows for the year ended August 31, 2003, August 31, 2002 and for the period from April 1, 2002 (incorporation) to August 31, 2003

Notes to the Consolidated Financial Statements

______________________________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Highland Clan Creations, Corp.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Highland Clan Creations, Corp. as of August 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from April 1, 2002 (Inception) through August 31, 2002 and for the period from April 1, 2002 (Inception) through August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highland Clan Creations, Corp. as of August 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from April 1, 2002 (Inception) through August 31, 2002 and for the period from April 1, 2002 (Inception) through August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

December 6, 2003

HIGHLAND CLAN CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

August 31, 2003
ASSETS
Current assets
Cash	$ 276
Total current assets	$ 276
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 645
Advances - shareholders	3,600
Total current liabilities	4,245
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 1,950,000 shares issued and outstanding	1,950
Additional paid in capital	50
Deficit accumulated during the development stage	(5,969)
Total Stockholders' Deficit	(3,969)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 276

HIGHLAND CLAN CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended August 31,	Inception through August 31,	Inception through August 31,
	2003	2002	2003
General and administrative	$ 3,945	$ 2,024	$ 5,969

Net loss	$ (3,945)	$ (2,024)	$ (5,969)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	1,950,000	1,950,000

HIGHLAND CLAN CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from April 1, 2002 (Inception) through August 31, 2003

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	1,950,000	$ 1,950	$ 50	$ -	$ 2,000
Net loss	-	-	-	(2,024)	(2,024)
Balance, August 31, 2002	1,950,000	1,950	50	(2,024)	(24)
Net loss	-	-	-	(3,945)	(3,945)
Balance, August 31, 2003	1,950,000	$ 1,950	$ 50	$ (5,969)	$ (3,969)

HIGHLAND CLAN CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended August 31,	Inception through August 31,	Inception through August 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,945)	$ (2,024)	$ (5,969)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable & accrued expenses	(1,355)	2,000	645
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,300)	(24)	(5,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	2,000	2,000
Advances by shareholders	3,600	-	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,600	2,000	5,600
NET DECREASE IN CASH	(1,700)	1,976	276
Cash, beginning of period	1,976	-	-
Cash, end of period	$ 276	$ 1,976	$ 276
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

HIGHLAND CLAN CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Highland Clan Creations, Inc. ("Highland Clan") was incorporated in Nevada on April 1, 2002, to establish a chain of juice-smoothie stores.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Highland Clan does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Highland Clan's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended August 31, 2003 and period ended 2002, Highland Clan has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,000 At August 31, 2003, and will expire in the years 2023 through 2022.

Deferred income taxes consist of the following at August 31:

2003
Long-term:
Deferred tax assets	$ 1,000
Valuation allowance	(1,000)
$ -

NOTE 3 - COMMON STOCK

At inception, Highland Clan issued 1,950,000 shares of stock to its two founding shareholders for $2,000 cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

Highland Clan neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 5 - ADVANCES - SHAREHOLDERS

Highland Clan received advances of $3,600 that are non-interest bearing, due on demand, and are to be repaid as cash becomes available.

___________________________________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at August 31, 2003, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Brett McMullin 850 Erin Place Edmonton, AB T5T 1M6	President, Secretary, Treasurer and Director	25	April 1, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brett McMullin

Brett McMullin is our current President, Secretary, Treasurer and Director and has been since our inception.

Since October 2001, Ms. McMullin has been a freelance business assistant and administrator. Her duties have included making travel arrangements, appointment scheduling, couriers/mail, expense reports, office supplies, filing, preparing corporate documents, word processing and general office duties.

From March 2000 to October 2001, Ms. McMullin was an administrative assistant at Mackenzie Financial Corporation (Marketing Office), where her duties included reception, couriers/mail, co-op marketing processing, expense reports, marketing packet mail outs, office supplies/suppliers, inventory, office invoice processing, preparing reports, GM Place Stadium executive suite administrator responsible for event tickets and catering.

From 1999 to March 2000, Ms. McMullin was an administrative assistant for Sol Massage Therapy/ Gold's Health & Fitness, where she was responsible for reception, client scheduling, couriers/mail, pro shop sales and merchandising, processing of membership contracts and fees, NSF collections, data entry, word processing, customer service and general office duties.

From 1996 to 1999, Ms. McMullin was a sales associate for The Aldo Group, where she was responsible for sales, merchandising, customer service, cashier, inventory control, shipping and receiving.

From 1994 to 1996 (while she attended high school and college), Ms. McMullin was a part-time employee for Legacy Bodysentials Manufacturing, a business owned by her family, where she assisted with reception, data entry, order filling, shipping and receiving.

Ms. McMullin is currently completing a Bachelor of Arts degree at Simon Fraser University, in Burnaby, British Columbia.

Committees of the Board

Currently our company has the following committees:

Audit Committee;

Nominating and Corporate Governance Committee; and

Compensation Committee.

Our Audit Committee is currently made up of Brett R. McMullin. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 30, 2003.

Our Nominating and Corporate Governance Committee is currently made up of Brett R. McMullin. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 30, 2003.

Our Compensation Committee is currently made up of Brett R. McMullin. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 30, 2003.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 30, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Highland Clan Creations Corp., Suite 219 - 10654 82 Ave NW, Edmonton, AB T6E 2A7.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended August 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2003.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at August 31, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Brett McMullin 850 Erin Place Edmonton, AB T5T 1M6	1,950,000 common shares	100%
Directors and Executive Officers as a Group	1,950,000 common shares	100%

(1) Based on 1,950,000 shares of common stock issued and outstanding as of August 31, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Certification

(32) Section 906 Certification

32.1 Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending May 31, 2003, February 28, 2003 and November 30, 2002 were $5,000.

Audit Related Fees

For the fiscal years ended August 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended August 31, 2003 and 2002, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totaled $0.

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

approved by our audit committee (which consists of our entire board of directors); or

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND CLAN CREATIONS CORP.

By: /s/ Brett McMullin
Brett McMullin, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: November 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brett McMullin
Brett McMullin	President, Secretary, Treasurer and Director	November 30, 2003