Form 10QSB
period 2003-11-30
HIGHLAND CLAN CREATIONS CORP
filed 2004-03-30
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-101133

HIGHLAND CLAN CREATIONS CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0379351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 219 - 10654 82 Ave NW, Edmonton, Alberta
(Address of principal executive offices)
780-288-0742
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,950,000 common shares issued and outstanding as of November 30, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

November 30, 2003
ASSETS
Current assets
Cash	$ 196
Total current assets	$ 196
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 4,030
Advances - shareholders	3,600
Total current liabilities	7,630
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 1,950,000 shares issued and outstanding	1,950
Additional paid in capital	50
Deficit accumulated during the development stage	(9,434)
Total Stockholders' Deficit	(7,434)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 196

HIGHLAND CLAN CREATIONS CORP.
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2003 and 2002,
and for the Period from April 1, 2002 (Inception) through November 30, 2003

	Three Months Ended November 30,		Inception through November 30,
	2003	2002	2003
General and administrative	$ 3,465	$ 2,021	$ 9,434

Net loss	$ (3,465)	$ (2,021)	$ (9,434)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	1,950,000	1,950,000

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2003 and 2002,
and for the Period from April 1, 2002 (Inception) through November 30, 2003

	Three Months Ended November 30,		Inception through November 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,465)	$ (2,021)	$ (9,434)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable & accrued expenses	3,385	(1,955)	4,030
CASH FLOWS USED IN OPERATING ACTIVITIES	(80)	(3,976)	(5,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	2,000	2,000
Advances by shareholders	-	-	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	2,000	5,600
NET DECREASE IN CASH	(80)	(1,976)	196
Cash, beginning of period	276	1,976	-
Cash, end of period	$ 196	$ -	$ 196
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Highland Clan Creations Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2003 as reported in Form SB-1, have been omitted.

_______________________________________________________________________________________________________

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Highland" mean Highland Clan Creations Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

General

We were incorporated in Nevada on April 1, 2002. We are a development stage company with no assets, revenue or operations. Our plan of operations is to establish a juice and smoothie business in Canada. There can be no assurance that our common stock will ever develop a market. Our principal executive offices are located at Suite 219 10654 Whyte Avenue, Edmonton, Alberta, and our telephone number is (780) 288-0742.

Our Current Business

We have no current operations at the present time. We are a development stage company, with no assets, revenue, experience in the proposed line of business, or capital, and our plan of operations is to establish a juice and smoothie business, offering related health products as well.

Our business plan is to offer smoothies and nutritional drinks and related products. We intend to offer our juices, smoothies and related products through the establishment of up to two stores, (or, if we raise less money, up to two food court kiosks). We intend to feature the popular "smoothie" or blended fruit drinks, with an emphasis on good health and fast service. We are planning to locate our first juice stores (or kiosks) in Edmonton, Alberta or Vancouver, British Columbia. If our initial store(s) are successful, we hope to locate stores in other Canadian cities. We intend to compete against other juice and nutrition store chains by establishing name recognition and providing better than average customer service. We have no proprietary formulas for our juice drinks, but we may acquire such formulas or make create our own. They will consist of a combination of fresh fruit, juices, non fat yogurt, and sherbets, and there are no secret recipes (although we may establish such recipes later on). The core of our business will be our juices and shakes, but we will also sell health snacks, such as high protein health food bars, or other health related products. Our plan of operations includes the intention to offer quality products with high perceived value; fast and friendly customer service; to develop a strong brand image and to target an attractive demographic segment of adults, ages 20 through 50. All of these operations are planned operations at the present time, as we have no actual business, other than the formation of our business plan.

We are currently raising financing pursuant to our SB2 registration statement, declared effective on September 26, 2003. Upon completion of the offering, we anticipate commencing operations within 60 to 90 days.

Juice Business Operations

All of our planned operations depend on our raising a sufficient amount of capital to dedicate financial resources to each element of our business plan. Our SB2 registration statement, declared effective by the Securities and Exchange Commission on September 26, 2003, has a minimum of $80,000. Management may purchase shares in the offering in order to reach the minimum. Any shares management purchase will be for investment purposes only and not for resale. If we do not raise at least $80,000 all funds will be returned to subscribers promptly and we shall cease operations and terminate our reporting obligations under federal securities laws. There can be no assurance that any capital at all will be raised from the offering, but if significant capital is raised, resources will be devoted to ensure that we offer the highest quality juices, milk shakes, smoothies and health related products. Emphasis will be placed on delivering quality and healthful ingredients that are nutritious, while delivering consistently high quality service. We will standardize the specifications for the preparation and service of our shakes and juices, the conduct and appearance of our employees, and the maintenance and repair of our premises. Each Highland location will be operated by a company-employed manager who normally will receive at least three weeks of management training.

Planned Advertising and Promotion

As part of our plan of operations, which is dependent upon the raising of sufficient capital, we plan to engage in a marketing program, both before and after the opening of each restaurant location, and on an ongoing basis, to build our brand name. We intend to emphasize local, low cost advertising on cable television and radio. This may be combined with a direct mail campaign in the area, as well as utilization of multi-level marketing channels.

Expenditures

The funds allocated to each expense will depend on the amount of funds raised in the offering pursuant to our SB2 registration statement, declared effective on September 26, 2003. This offering has a minimum of $80,000. If we do not raise at least $80,000 all funds will be returned promptly to shareholders.

Properties

We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. McMullin where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, once we commence operations it will be necessary for us to seek our own appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups. We have a website at the address www.highlandsmoothies.com. We own the Internet domain name www.highlandmsoothies.com.

Employees

As of August 31, 2003, we have no employees. Brett McMullin, our President, Secretary, Treasurer and Director devotes approximately 20 hours per week to company activities. We have no written employment contracts.

Competition

The juice, smoothie and health products business is highly competitive with respect to price, service, location, formulations and food quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the industry in general and us in particular. We will compete with a large number of national and regional juice and smoothie companies, most of which are franchises. Most of the potential competitors which own juice and smoothie chains have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. Companies such as Jugo Juice Company and Booster Juice are expected to be competitors of Highland.

Government Regulation

Locations selling Highland products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants. We will also be subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We may also be subject to certain guidelines, codes and regulations which require stores to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Our expectation of results and other forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

THE PRODUCTS

We intend to offer fresh juice and blended "smoothie" fruit drinks, as well as health conscious snacks and other health related products. We will offer six vitamin supplements, one of which will be offered free with each smoothie. These vitamin supplements may include the following:

Total: 100% of the daily recommended allowance of 20 vitamins and minerals

Energy/Concentration: With ginseng and gingko biloba

Protein: With soy protein

Defense: With echinacea, vitamin C and antioxidants

Fiber: A blend of oat bran, rice bran and wheat bran for digestive tract health

Iron: With calcium, iron, folic acid and B vitamins

Fat burner: Cromium Picolinate

We may also combine some of the above mentioned supplements to create our own special nutritional supplement drink.

Fresh Juices

We intend to offer fresh squeezed orange juice, lemonade, carrot juice, and a special detoxification complex of beet, carrot, celery, and cucumber juice. We may also offer various concentrates of fruit and vegetables for those ordering ready to mix versions of our juices.

Smoothies

We intend to offer combinations of freshly blended strawberries, bananas, blueberries, peaches, raspberries, mangoes, and oranges, blended with orange, peach, apple, and/or cranberry juice, in different combinations, or made to order by the customer.

Concentrates

We may also acquire juice concentrates from companies such as Juice Bar Solutions of Novato, California. The juice concentrate would be used in combination with our fresh juice products. We may also establish our own concentrates.

Health Related Products

We may also decide to also offer other products including nutritional supplement drinks (for adults and/or children), vitamins, energy bars and other health and nutrition related products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2004.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2004.

Results of Operations

Our company posted losses of $3,465 for the three months ending November 30, 2003, losses of $2,021 for the three months ended November 30, 2002 and losses of $9,434 since inception to November 30, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending November 30, 2003 were $3,465 compared to our operating expenses for the three months ending November 30, 2002 of $2,021 and our expenses from inception to November 30, 2003 which were $9,434.

Financial Condition, Liquidity and Capital Resources

At November 30, 2003, we had a deficit of working capital of ($7,238).

At November 30, 2003, our company's total assets of $196, which consisted only of cash.

At November 30, 2003, our company's total liabilities were $7,434.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending November 30, 2004, will be to commence our juice and smoothie business operations, including the establishment of up to two juice stores (or if we do not raise sufficient funds, up to two kiosks) to sell our juices, milk shakes and health products. We also intend to develop our website and marketing materials and to commence our marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Capital Expenditures	$20,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As at November 30, 2003, we had working capital of ($7,238). We anticipate that we will have to raise additional cash of a minimum of $80,000 no later than April 1, 2004, to allow us to allow us to commence business operations and to provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities pursuant to our SB2 registration statement, declared effective on September 26, 2003. We are currently raising up to a maximum of $285,000 by selling up to 1,900,000 shares at a price of $0.15 per share. Our offering has a minimum of $80,000. Our offering period will expire on March 26, 2004.

There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds under our SB2 registration statement, declared effective September 26, 2003, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

RISK FACTORS

  We have no experience in the juice, smoothie and health products business. This may affect our ability to operate successfully. Our management has never established or managed a nutritional drinks or smoothie business before, and has no experience.
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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND CLAN CREATIONS CORP.

By:

/s/ Brett McMullin
Brett McMullin, President, Chief Executive
Officer, Treasurer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

Date: January 14, 2004