Form 10QSB
period 2004-02-29
HIGHLAND CLAN CREATIONS CORP
filed 2004-03-30
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 29, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,950,000 common shares issued and outstanding as of February 29, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

February 29, 2004
ASSETS
Current assets
Cash	$ 53
Total current assets	$ 53
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 4,030
Advances - shareholders	3,600
Total current liabilities	7,630
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 1,950,000 shares issued and outstanding	1,950
Additional paid in capital	50
Deficit accumulated during the development stage	(9,577)
Total Stockholders' Deficit	(7,577)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 53

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 29, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through February 29, 2004

	Three Months Ended February 29,		Six Months Ended February 29,		Inception through February 29,
	2004	2003	2004	2003	2004
General and administrative	$ 143	$ 665	$ 3,608	$ 2,686	$ 9,577

Net loss	$ (143)	$ (665)	$ (3,608)	$ (2,686)	$ (9,577)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	1,950,000	1,950,000	1,950,000	1,950,000

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended February 29, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through February 29, 2004

	Six Months Ended February 29,		Inception through February 29,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,608)	$ (2,686)	$ (9,577)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable & accrued expenses	3,385	710	4,030
CASH FLOWS USED IN OPERATING ACTIVITIES	(223)	(1,976)	(5,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	2,000
Advances by shareholders	-	-	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	5,600
NET DECREASE IN CASH	(223)	(1,976)	53
Cash, beginning of period	276	1,976	-
Cash, end of period	$ 53	$ -	$ 53
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

___________________________________________________________________________________________________

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

General

We were incorporated in Nevada on April 1, 2002. We are a development stage company with no assets, revenue or operations. Our plan of operations is to establish a juice, smoothie and related health products business. There can be no assurance that our common stock will ever develop a market. Our principal executive offices are currently located at Suite 219 10654 Whyte Avenue, Edmonton, Alberta, and our telephone number is (780) 288-0742.

Our Current Business

We have no current operations at the present time. We are a development stage company, with no assets, revenue, and experience in the proposed line of business, or capital, and our plan of operations is to establish a juice, smoothie and health products business.

Our business plan is to offer nutritional drinks and related products. We intend to offer our juices, smoothies and related products through the establishment of up to two stores, (or, if we raise less money, up to two food court kiosks), as well as through multi-level marketing channels. We intend to feature milk shakes, juice supplements and health related products, with an emphasis on health and nutrition. We are planning to locate our first juice stores (or kiosks) in Edmonton, Alberta or Vancouver, British Columbia. If our initial store(s) are successful, we hope to locate stores in other Canadian cities. We intend to compete against other juice and nutrition store chains by establishing name recognition and providing better than average customer service. We have no proprietary formulas for our juice drinks, but we may are currently seeking to acquire such formulas or, alternatively, we make create our own products. These will consist of a combination of vitamins, natural and herbal supplements, fresh fruit, juices, non-fat yogurt, and sherbets. Currently we have no secret recipes, although we may seek to establish such recipes later on. The core of our business will be our juices and shakes, but we may also sell health snacks, such as high protein health food bars, vitamins and other health related products. Our plan of operations includes the intention to offer quality products with high perceived value; fast and friendly customer service; to develop a strong brand image and to target an attractive demographic segment of adults, ages 20 through 50, as well as a special juice product offering for children. All of these operations are planned operations at the present time, as we have no actual business, other than the formation of our business plan.

We are currently raising financing pursuant to our SB2 registration statement, declared effective on September 26, 2003. We have until March 26, 2004 to complete our current offering. Upon completion of the offering, we anticipate commencing operations within 60 to 90 days.

Juice Business Operations

All of our planned operations depend on our raising a sufficient amount of capital to dedicate financial resources to each element of our business plan. Our SB2 registration statement, declared effective by the Securities and Exchange Commission on September 26, 2003, has a minimum of $80,000. Management may purchase shares in the offering in order to reach the minimum. Any shares management purchase will be for investment purposes only and not for resale. If we do not raise at least $80,000 all funds will be returned to subscribers promptly and we shall cease operations and terminate our reporting obligations under federal securities laws. There can be no assurance that any capital at all will be raised from the offering, but if significant capital is raised, resources will be devoted to ensure that we offer the highest quality juices, milk shakes, smoothies and health related products. Emphasis will be placed on delivering quality and healthful ingredients that are nutritious, while delivering consistently high quality service. We intend standardize the specifications for the preparation and service of our shakes and juices, the conduct and appearance of our employees, and the maintenance and repair of our premises.

Planned Advertising and Promotion

As part of our plan of operations, which is dependent upon the raising of sufficient capital, we plan to engage in a marketing program, both before and after the commencement of operations, and on an ongoing basis, to build our brand name. We intend to emphasize local, low cost advertising on cable television and radio. This may be combined with a direct mail campaign in the area, as well as utilization of multi-level marketing channels.

Expenditures

The funds allocated to each expense will depend on the amount of funds raised in the offering pursuant to our SB2 registration statement, declared effective on September 26, 2003. This offering has a minimum of $80,000. If we do not raise at least $80,000 all funds will be returned promptly to shareholders.

Properties

We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. McMullin where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, once we commence operations it will be necessary for us to seek our own appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups. We have a website at the address www.highlandsmoothies.com. We own the Internet domain name www.highlandsmoothies.com. When we have sufficient funds, we intend to develop a fully functional website to build our brand name, as well as to allow customers to securely order our juice and related health products online.

Employees

As of February 29, 2004, we have no employees. Brett McMullin, our President, Secretary, Treasurer and Director devotes approximately 20 hours per week to company activities. We have no written employment contracts.

Competition

The nutritional juice and health products business is highly competitive with respect to price, product offering, service, location, formulations and food quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the industry in general and us in particular. We will compete with a large number of national and regional juice and smoothie and health related product companies, most of which are franchises. Most of the potential competitors which own juice and smoothie chains have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. Companies such as Jugo Juice Company and Booster Juice are expected to be competitors of Highland.

Government Regulation

Any locations selling Highland products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants. We will also be subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We may also be subject to certain guidelines, codes and regulations that require stores to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes.

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

THE PRODUCTS

We intend to offer juices and blended milk shakes/smoothies, as well as health conscious snacks and other health related products. We intend to offer vitamin supplements, which may be contained in our juices and smoothies. These vitamin supplements may include the following:

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

Health Related Products

We may also decide to also offer other products including nutritional supplement drinks (for adults and/or children), vitamins, supplements, energy bars, hair and skin care products and other health related products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2005.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2005.

Results of Operations

Our company posted losses of losses of $3,608 for the six months ending February 29, 2004, losses of $2,686 for the six months ending February 28, 2003 and losses of $9,577 since inception to February 29, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the six months ending February 29, 2004 were $3,608 compared to our operating expenses for the six months ending February 28, 2003 of $2,686 and our expenses from inception to February 29, 2004 which were $9,577.

Financial Condition, Liquidity and Capital Resources

At February 29, 2004, we had a deficit working capital of ($7,577).

At February 29, 2004, our company's total assets of $53, which consisted only of cash.

At February 29, 2004, our company's total liabilities were $7,630.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending February 28, 2005, will be to commence our juice, smoothie and health products business operations, including the establishment of up to two juice stores (or if we do not raise sufficient funds, up to two kiosks) to sell our juices, milk shakes and health products. We also intend to develop our website and marketing materials and to commence our marketing efforts to attract customers. We may also use multi-level marketing channels to distribute our products.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Capital Expenditures	$20,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As February 29, 2003, we had a deficit working capital of ($7,577). We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than April 1, 2004, to allow us to commence the marketing of our services and provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities pursuant to our SB2 registration statement, declared effective on September 26, 2003. We are currently raising up to a maximum of $285,000 by selling up to 1,900,000 shares at a price of $0.15 per share. Our offering has a minimum of $80,000.

There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds under our SB2 registration statement, declared effective September 26, 2003, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2005.

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

RISK FACTORS

  We have no experience in the nutrition and health products business. This may affect our ability to operate successfully. Our management has never established or managed a nutritional drinks, smoothie or related health products business before, and has no experience.
  There is no established market for our stock and investors may not be able to sell their shares in the future. If we are unsuccessful in developing a market for our stock, then it will be difficult for investors to establish a value for their stock and to eventually sell their shares and recover their investment.
  We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and no current operations with which to create operating capital. We are raising capital pursuant to an SB2 registration statement declared effective on September 26, 2003 to raise commence our juice and health products business. We must raise a minimum of $80,000 to cover our initial start-up expenses and offering costs and to provide limited working capital to fund our operating costs for an initial 12-month period. However if we do not generate sufficient revenues after we commence our operations we may not be able to operate profitably and if this happens we may have to cease operations beyond this initial period.

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
  The nutritional juice and health products industry is highly competitive with respect to price, service, location and quality, products, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, supplement, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast food restaurant industry in general and us in particular. We will compete with a large number of national and regional juice and health products companies, many of which are franchises. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

  Our business will be subject to government regulation. Each of our locations will be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in our operations.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 29, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: March 29, 2004