Form 10QSB
period 2004-05-31
HIGHLAND CLAN CREATIONS CORP
filed 2004-07-21
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2004_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-101133________________________
Highland Clan Creations Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0379351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada T6E 2A7
(Address of principal executive offices)
(778) 863-3079
(Issuer's telephone number)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,032,500 common shares issued and outstanding as at July 12, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

May 31, 2004
ASSETS

Current assets
Cash	$ 96,919
Total current assets	$ 96,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 5,230
Advances - shareholders	3,600
Total current liabilities	8,830

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,632,500 shares issued and outstanding	2,633
Additional paid in capital	101,667
Deficit accumulated during the development stage	(16,211)
Total Stockholders' Equity	88,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 96,919

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through May 31, 2004

	Three Months Ended May 31,		Nine Months Ended May 31,		Inception through May 31,
	2004	2003	2004	2003	2004

General and administrative	$ 6,777	$ 239	$ 10,242	$ 2,925	$ 16,211

Net loss	$ (6,777)	$ (239)	$ (10,242)	$ (2,925)	$ (16,211)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,032,500	1,950,000	1,977,400	1,950,000

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through May 31, 2004

	Nine Months Ended May 31,		Inception through May 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,242)	$(2,925)	$(16,211)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable & accrued expenses	4,585	(1,355)	5,230
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,657)	(4,280)	(10,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	102,300	-	104,300
Advances by shareholders	-	2,600	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	102,300	2,600	107,900

NET DECREASE IN CASH	96,643	(1,680)	96,919
Cash, beginning of period	276	1,976	-
Cash, end of period	$96,919	$296	$96,919

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2 - COMMON SHARES

During the quarter ending May 31, 2004 Highland issued 682,500 shares of common stock for $102,300.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Highland Clan" mean Highland Clan Creations Corp., unless otherwise indicated.

General

We were incorporated in Nevada on April 1, 2002. We are a development stage company with no assets, revenue or operations. Our plan of operations is to establish a juice, smoothie and related health products business. There can be no assurance that our common stock will ever develop a market. Our principal executive offices are currently located at Suite 219 10654 Whyte Avenue, Edmonton, Alberta, although we are currently looking for new office space. On April 27, 2004 we changed our telephone number to (778) 863-3079.

On April 27, 2004, our Board of Directors' appointed Mr. Brent McMullin, the father of Mrs. Brett Stewart (formerly Ms. Brett McMullin), as a director and our new president. Mr. McMullin's appointment followed the resignation of our former president, Mrs. Brett Stewart, who remains as a director, our secretary and treasurer.

Our Current Business

On April 27, 2004 we acquired all of the issued and outstanding shares of Legacy Bodysentials Inc. ("Bodysentials") from Mr. Brent McMullin, the father of our former president, Mrs. Brett Stewart (formerly Ms. Brett McMullin), for nominal consideration. Bodysentials has developed and manufactures a nutritional beverage for youth in the form of an orange drink and a milk shake, as well as several nutritional supplement boosters which may be added to our beverages or sold separately. The acquisition is compatible with our current business plan to offer natural beverages and smoothies, as well as related health products. We intend to add these to our current product offering and are also considering additional means in which to market and sell our products.

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

We are currently raising financing pursuant to our SB2 registration statement, declared effective on September 26, 2003. We have until March 26, 2004 to complete our current offering. We have commenced operations.

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

Properties

We do not lease or own any real property. Our office space is an office sharing arrangement being provided as an accommodation to us by a business associate of Mrs. Stewart where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, once we commence operations it will be necessary for us to seek our own appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups. We have a website at the address www.highlandsmoothies.com. We own the Internet domain name www.highlandsmoothies.com. When we have sufficient funds, we intend to develop a fully functional website to build our brand name, as well as to allow customers to securely order our juice and related health products online.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). If our smoothie and health product business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2005.

Results of Operations

Our company posted losses of losses of $10,242 for the nine months ending May 31, 2004, losses of $2,925 for the nine months ending May 31, 2003 and losses of $16,211 since inception to May 31, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the nine months ending May 31, 2004 were $10,242 compared to our operating expenses for the nine months ending May 31, 2003 of $2,925 and our expenses from inception to May 31, 2004 which were $16,211.

Financial Condition, Liquidity and Capital Resources

At May 31, 2004, we had working capital of $88,089.

At May 31, 2004, our company's total assets of $96,919, which consisted only of cash.

At May 31, 2004, our company's total liabilities were $8,830.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending May 31, 2005, will be to commence our juice, smoothie and health products business operations, including the establishment of up to two juice stores (or if we do not raise sufficient funds, up to two kiosks) to sell our juices, milk shakes and health products. We also intend to develop our website and marketing materials and to commence our marketing efforts to attract customers. We may also use multi-level marketing channels to distribute our products.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Capital Expenditures	$20,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As May 31, 2004, we had working capital of $88,089. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than November, 2004, to allow us to commence the marketing of our services and provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities pursuant to our SB2 registration statement, declared effective on September 26, 2003. We are currently raising up to a maximum of $285,000 by selling up to 1,900,000 shares at a price of $0.15 per share. Our offering has a minimum of $80,000.

There are no assurances that we will be able to obtain funds required for our continued operations. In such event that we do not raise sufficient funds under our SB2 registration statement, declared effective September 26, 2003, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through May 31, 2004 have incurred losses of $16,211 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of July 12, 2004, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended August 31, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

If we do not raise enough money for our smoothie and nutritional product business, we will have to delay proceeding with our business plan or go out of business.

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

We need financing to complete the development of our smoothie and health product business and to implement our proposed business plan. If we do not raise at least $80,000 we may not be able to complete the development of our proposed software and we may cease operations. We may incur unexpected costs, delays or difficulties in developing our software which may result in us requiring more than a minimum or 850,000 and which may result in our failure to implement our proposed operations.

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

Competition in the nutritional juice and health products industry is highly competitive and there is no assurance that we will be successful in our business plan.

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

Our operations are subject to government regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Our business will be subject to government regulation. Each of our locations will be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in our operations.

Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Mr. McMullin and Mrs. Stewart own more than 50% of the outstanding shares of our company, so they are able to decide who are the directors and you may not be able to elect any directors.

Mr. McMullin and Mrs. Stewart own more than 50% of the issued and outstanding shares of our company and because of this they are able to elect all of our directors and control our operations.

There is no public trading market for our common stock, so you may be unable to sell your shares.

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities.

During the quarter ending May 31, 2004 Highland issued 682,500 shares of common stock for $102,300. These shares were sold pursuant to our Registration Statement on Form SB-2 which was effective with the SEC on September 23, 2003.

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

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(31) Section 302 Certification

31.1 Certification of Brent McMullin

31.2 Certification of Brett Stewart

(32) Section 906 Certification

32.1 Certification of Brent McMullin

32.2 Certification of Brett Stewart

Reports on Form 8-K

On April 29, 2004 we filed a current report on Form 8-K announcing the purchase of Legacy Bodysentials Inc. and the appointment of Mr. Brent McMullin as our president and a new director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND CLAN CREATIONS CORP.

By: /s/ Brent McMullin
Brent McMullin, President and Director
(Principal Executive Officer)
Date: July 20, 2004

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: July 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin
Brent McMullin, President and Director
Date: July 20, 2004

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
Date: July 20, 2004