Form 10QSB/A
period 2004-05-31
HIGHLAND CLAN CREATIONS CORP
filed 2004-07-22
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through May 31, 2004

	Nine Months Ended May 31,		Inception through May 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,242)	$ (2,925)	$ (16,211)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in current assets and liabilities:
Accounts payable & accrued expenses	4,585	(1,355)	5,230
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,657)	(4,280)	(10,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	102,300	-	104,300
Advances by shareholders	-	2,600	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	102,300	2,600	107,900

NET DECREASE IN CASH	96,643	(1,680)	96,919
Cash, beginning of period	276	1,976	-
Cash, end of period	$ 96,919	$ 296	$ 96,919

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Our Current Business

On April 27, 2004 we acquired all of the issued and outstanding shares of Legacy Bodysentials Inc. ("Bodysentials") from Mr. Brent McMullin, the father of our former president, Mrs. Brett Stewart (formerly Ms. Brett McMullin), for nominal consideration. Bodysentials has developed and manufactures a nutritional beverage for youth in the form of an orange drink and a milk shake, as well as several nutritional supplement boosters and other products which may be added to our beverages or sold separately. The acquisition is compatible with our current business plan to offer natural beverages and smoothies, as well as related health products. We intend to add these to our current product offering and are also considering additional means in which to market and sell our products.

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

We raised a total of $102,300 pursuant to our SB2 registration statement, which was declared effective on September 26, 2003. We closed the offering on March 26, 2004. We have now commenced operations.

Juice Business Operations

All of our planned operations depend on our raising a sufficient amount of capital to dedicate financial resources to each element of our business plan. Our SB2 registration statement, declared effective by the Securities and Exchange Commission on September 26, 2003, had a minimum of $80,000. We closed our offering on March 26, 2004 after raising a total of $102,300. Management did not purchase shares in the offering in order to reach the minimum. We have recently commenced operations and acquired Bodysentials. Bodysentials has developed and manufactures a nutritional beverage for youth in the form of an orange drink and a milk shake, as well as several nutritional supplement boosters and other products which may be added to our beverages or sold separately. The acquisition is compatible with our current business plan to offer natural beverages and smoothies, as well as related health products. We intend to add these to our current product offering and are also considering additional means in which to market and sell our products. With the funds raised in our recent offering, we intend to ensure that we offer the highest quality juices, milk shakes, smoothies and health related products. Emphasis will be placed on delivering quality and healthful ingredients that are nutritious, while delivering consistently high quality service. We intend standardize the specifications for the preparation and service of our shakes and juices, the conduct and appearance of our employees, and the maintenance and repair of our premises.

Planned Advertising and Promotion

As part of our plan of operations, we plan to engage in a marketing program to build our brand name. We intend to emphasize local, low cost advertising on cable television and radio. This may be combined with a direct mail campaign in the area, as well as utilization of multi-level marketing channels.


Properties

We do not currently lease or own any real property, although we are looking for suitable office and warehouse space. Our office space is currently an office sharing arrangement being provided as an accommodation to us by a business associate of Ms. Stewart where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. The terms of the office sharing arrangement are such that we are permitted to use the office space for minimal corporate functions free of charge, however, now that we have commenced operations it is necessary for us to seek our own appropriate individual office space, as we are currently doing. Management believes suitable office space will be available to us. Suitable office and warehouse space will include 300 to 600 square feet of space with necessary telephone and Internet hook-ups. We have a website at the address www.highlandsmoothies.com. We are currently developing our website to provide a functional site that reflect our acquisition of Bodysentials. We own the Internet domain name www.highlandsmoothies.com. The website we are developing will be fully functional, allowing us to build our brand name, as well as allowing customers to securely order our products online.

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

Health Related Products

We may also decide to also offer other products including nutritional supplement drinks (for adults and/or children), vitamins, supplements, energy bars, hair and skin care products and other health related products. We also intend to offer a nutritional beverage for youth in the form of an orange drink and a milk shake.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2005.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Brent McMullin, is a full time consultant of our company, and our secretary, Brett Stewart, is a part time consultant of our company. We expect an increase in the number of employees over the next 12 month period depending upon the growth of our business. If our smoothie and health product business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

Plan of Operation

Our primary objectives over the 12 months ending May 31, 2005, will be to commence our juice, smoothie and health products business operations to sell our juices, milk shakes and health products. We also intend to develop our website and marketing materials and to commence our marketing efforts to attract customers. We may also use multi-level marketing channels to distribute our products.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Capital Expenditures	$20,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As May 31, 2004, we had working capital of $88,089. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than November, 2004, to allow us to commence the marketing of our services and provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities in secondary offerings or private placements. We recently completed a financing in which we raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional fundsby secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.


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

If we do not raise enough additional funds and if we are unable to generate sufficient revenues for our smoothie and nutritional product business, we may go out of business.

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and no current operations with which to create operating capital. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by November 2004. If we do not generate sufficient revenues after we commence our operations we may not be able to operate profitably and if this happens we may have to cease operations.

We will need additional financing to complete the development of our smoothie and health product business and to fully implement our proposed business plan. If we do not raise at least $50,000 by November 2004 we may not be able to complete the development of our proposed business and we may cease operations. We may incur unexpected costs, delays or difficulties in developing  or marketing our markets which may result in us requiring additional funds and which may result in our failure to continue to implement our proposed operations.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements. To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by November 2004. In addition, we may need to arrange for additional funding beyond this amount. We do not have any commitments for any additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guarantee that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

Competition in the nutritional juice and health products industry is highly competitive and there is no assurance that we will be successful in our business plan.

The nutritional juice and health products industry is highly competitive with respect to price, service, location and quality, products, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, supplement, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast industry in general and us in particular. We will compete with a large number of national and regional companies, many of which are franchises. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

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

Neither of our current directors and officers have resident addresses in the United States (although we are currently seeking additional management in the United States). Our current directors are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

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

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares. We are currently seeking a quotation of our securities on the National Association of Securities Dealer's Over-the-Counter Bulletin Board.

Item 3. Controls and Procedures.

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

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(31) Section 302 Certification

31.1 Certification of Brent McMullin (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 21, 2004)

31.2 Certification of Brett Stewart (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 21, 2004)

(32) Section 906 Certification

32.1 Certification of Brent McMullin (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 21, 2004)

32.2 Certification of Brett Stewart (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 21, 2004)

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