Form 10KSB
period 2004-08-31
HIGHLAND CLAN CREATIONS CORP
filed 2004-12-21
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  333-101133
Highland Clan Creations Corp.
(Name of small business issuer in its charter)
Nevada	98-0379351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada	T6E 2A7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (778) 863-3079

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

N/A

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

2,682,500 common shares issued and outstanding as of December 14, 2004.

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

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business - General

On April 27, 2004 we established a wholly owned subsidiary, Legacy Bodysentials Inc., which subsequently changed its name to Bodysentials Health & Beauty Inc. ("Bodysentials"). Bodysentials produces and sells a nutritional beverage for youth in the form of an orange drink and a milkshake. Bodysentials also owns several nutritional supplement formulas and products that we intend to market and sell. This is compatible with our original business plan to offer nutritional supplement drinks, as well as related health products. We intend to add these to our product offering and are also considering additional means in which to market and sell our products, specifically via network marketing.

Our business plan is to offer nutritional drinks, supplements and related health products. Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we have conducted market research since then and, based in large part on the past experiences of our president, Brent McMullin, we have determined that our products can be cost effectively and efficiently sold through additional means, specifically via network marketing. Initially, we intend to feature two nutritional beverages in the form of an orange drink and a milkshake. These beverages were developed by our president, Brent McMullin, and will be produced and sold by our subsidiary, Bodysentials. Subject to our ability to raise additional financing for our current and additional products, we also intend to offer an herbal supplement known as ASDEW and a skin care product line known as Mei Sing, both of which were developed by our president, Brent McMullin, and his wholly owned company Legacy Manufacturing Inc. We are currently determining whether we will license the rights to manufacture and sell these products or whether we will acquire Legacy Manufacturing Inc. as our wholly owned subsidiary. We will require additional funds to offer these additional products, as well as for the manufacture and sale of our current products. We intend to compete against other health product companies by establishing name brand recognition and providing unique products which we believe are as good as, if not superior to, those of our competition.

We raised a total of $102,300 pursuant to our SB2 registration statement, which was declared effective on September 26, 2003. The offering had a minimum of $80,000. We closed the offering on March 26, 2004. Management did not purchase shares in the offering in order to reach the minimum. We have now commenced operations but we require additional financing to proceed with our current product offering and for additional products we intend to offer.

Business Operations

We have recently commenced operations. Since completion of our offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. This is compatible with our business plan to offer natural beverages and smoothies, as well as related health products. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. These nutritional drinks and products will be marketed and sold for use by children, adults and seniors. We intend to market and sell these products in stores and through our new fully functional e-commerce website at www.bodysentials.com and through network marketing. We are currently developing a marketing plan with the assistance of an experienced marketing consultant.

We anticipate commencing sales of our products within the next month several months. We have not yet sold any products and have no revenues to date. We require additional funding to continue our operations and make additions to our product lines. We require additional funding before we anticipate significant sales of any of our products.

Marketing, Advertising and Promotion

Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we have conducted market research since then and, based in large part on the past experiences of our new president, Brent McMullin, we have determined that our products can also be cost effectively and efficiently sold through additional means, specifically via our secure order platform on our website at www.bodysentials.com and through network marketing. We intend to operate the network marketing segment of our business through Bodysentials or another subsidiary. As part of our plan of operations, we also plan to engage in a marketing program to build our brand name. We intend to emphasize reasonably priced advertising on cable television and radio, possibly combined with a direct mail campaign.

Properties

We currently lease office and warehouse space. On September 28, 2003 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. In November of 2004 we obtained the necessary liability insurance to satisfy our landlord and we subsequently commenced occupancy of the premises on December 1, 2004. We pay approximately $1500 per month. We have two website addresses, our original site www.highlandsmoothies.com as well as our new site www.bodysentials.com.

Competition

The nutritional supplement and health products business is also highly competitive with respect to price, product offering, formulations and quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We will compete with a large number of health related product companies. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase.

Government Regulation

Any locations selling Highland and Bodysentials products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new locations. We will also be subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We may also be subject to certain guidelines, codes and regulations that require stores to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes. Our direct selling networking program must also comply with federal, state and provincial laws in any jurisdictions in which our products are sold. Our products themselves must also comply with laws regulating the sale of health foods and supplements.

INITIAL PRODUCTS

Our initial product line will include our nutritional supplement drink mix developed for youth, GP 4.0. This product comes in two varieties, an Orange Drink for use in the morning and a Milk Shake for use in the afternoon. GP 4.0 was developed with the assistance of Dr. Bruce Woolley, Doctor of Pharmacy, Professor of Nutrition and Post Doctorate Fellow of the University of Southern California. The British Columbia government then provided funds to help Bodysentials with the development of these beverages. British Columbia Research, located at the University of British Columbia, developed the delivery system, in the form of the Orange Drink in the morning before school and the Milk Shake for use after school. Bodysentials then engaged the assistance of a specialist in biochemistry (Masters Degree) who assembled and selected the active ingredients for youth effectiveness. Although developed for youth, GP 4.0 can also be used by adults and seniors who want to obtain added nutritional benefits.

Health Related Products

We may also decide to offer other products including nutritional supplement drinks, vitamins, supplements, energy bars, hair and skin care products and other health related products. In particular, we are considering adding to our product line an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. We are currently determining whether we will license the rights to manufacture and sell these products or whether we will acquire Legacy Manufacturing Inc. as our wholly owned subsidiary. We will require additional funds to offer these additional products, as well as for the manufacture and sale of our current products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2005.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Brent McMullin, is a full time consultant of our company, and our secretary, Brett Stewart, is a part time consultant of our company. In addition, Brad McMullin who is the son of Brent McMullin, our president, is a full time consultant of our company. We expect an increase in the number of employees over the next 12 month period depending upon the growth of our business. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2005.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

If we do not raise additional funds and if we are unable to generate sufficient revenues for our nutritional supplement and health & beauty products business, we may go out of business.

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and very limited operations with which to create operating capital. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by January 15, 2004. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

We need additional financing to continue our business operations and to commence the marketing and sale of our initial products, as well as to add additional products to our line. If we do not raise at least $50,000 by January 15, 2004 we may cease operations. We may incur unexpected costs, delays or difficulties in developing or marketing our markets which may result in us requiring additional funds and which may result in our failure to continue to our operations.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements. To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by January 15, 2004. In addition, we may need to arrange for additional funding beyond this amount. We do not have any commitments for any additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guarantee that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

Competition in the nutritional and health products industry is highly competitive and there is no assurance that we will be successful in our business plan.

The nutritional and health products industry is highly competitive with respect to price, service, location and quality, products, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased food, supplement, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the fast industry in general and us in particular. We will compete with a large number of national and regional companies, many of which are franchises. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

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

Neither of our current directors and officers have resident addresses in the United States (although we are currently seeking additional management in the United States). Our current directors are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

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

Item 2. Description of Property.

We currently lease office and warehouse space. On September 28, 2003 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. In November of 2004 we obtained the necessary liability insurance to satisfy our landlord and we subsequently commenced occupancy of the premises on December 1, 2004. We pay approximately $1500 per month. This arrangement provides us with the space necessary to store inventory, package and label our products, and for office administration. We have two website addresses, our original site www.highlandsmoothies.com as well as our new site www.bodysentials.com.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of August 31, 2004 there was no public trading market for our common stock. On October 6, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Highland Clan Creations Corp." and under the symbol "HCCC". As of December 14, 2004, there has been no trading activity in out stock.

As of December 14, 2004, there were 54 holders of record of our common stock. As of such date, 2,682,500 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623 is the registrar and transfer agent for our common shares.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On September 17, 2004 we issued a total of 50,000 shares to Dr. Bruce Woolley for services rendered. These shares were not registered under the Securities Act of 1933 during the year ended August 31, 2004.

Item 6. Management Discussion and Analysis and Plan of Operation.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our products, purchasing product inventory and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$25,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As August 31, 2004, we had working capital of $73,613. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than January 15, 2004, to allow us to continue our normal operations, purchase inventory for product sales and add new products to our line. We require financing before we anticipate generating significant revenues. We intend to raise the capital required to meet these short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities in secondary offerings or private placements; however, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our plan of operations as a result of this. We recently completed a financing in which we raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations. As a result, our directors are conducting an in-depth analysis of our business and operations plan and the related future opportunities for nutrition companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the year ended August 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through August 31, 2004 have incurred losses of $31,687 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after February 28, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

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

The Canadian dollar is the functional currency of Bodysentials. Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date. Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date. Exchange differences are recognize in the in the statement of operations.

The August 31, 2004 consolidated financial statements include the accounts of our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

We depreciate our property and equipment for financial reporting purposes using the straight-line method based upon the useful lives of the assets.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Lopez, Blevins, Bork & Associates, LLP. for the audited financial statements for the years ended August 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

Highland Clan Creations Corp. (audited):

Independent Auditor's Report, dated December 13, 2004.

Balance Sheets at August 31, 2004.

Statements of Operations for the years ended August 31, 2004 and 2003, and for the period from April 1, 2002 (inception) to August 31, 2004.

Statement of changes of stockholders deficiency from April 1, 2002 (inception) to August 31, 2004.

Statements of Cash Flows for the years ended August 31, 2004 and 2003, and for the period from April 1, 2002 (inception) to August 31, 2004.

Notes to the Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Highland Clan Creations, Corp.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying consolidated balance sheet of Highland Clan Creations, Corp. as of August 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from April 1, 2002 (Inception) through August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highland Clan Creations, Corp. as of August 31, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 1, 2002 (Inception) through August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Highland Clan's recurring losses from operations and the need to raise additional financing in order to fund its development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 2). The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

December 13, 2004

HIGHLAND CLAN CREATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
August 31, 2004
ASSETS
Current assets
Cash	$ 75,745
Other current assets	221
Total current assets	75,966
Property & Equipment, net	2,425
Total Assets	$ 78,391
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,178
Advances - shareholders	3,600
Total current liabilities	4,778
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,632,500 shares issued and outstanding	2,633
Additional paid in capital	102,667
Accumulated other comprehensive income	(166)
Deficit accumulated during the development stage	(31,521)
Total Stockholders' Equity	73,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 78,391

See accompanying summary of accounting policies
and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2004 & 2003
Period from April 1, 2002 (Inception) Through August 31, 2004
	Year Ended August 31,		Inception through August 31,
	2004	2003	2004
General and administrative expenses	$ 25,552	$ 3,945	$ 31,521
Net loss	(25,552)	(3,945)	(31,521)
Foreign currency translation	(166)	-	(166)
Total Comprehensive Loss	$ (25,718)	$ (3,945)	$ (31,687)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,142,070	1,950,000

See accompanying summary of accounting policies
and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 1, 2002 (Inception) through August 31, 2004

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount
Issuance of common stock for cash	1,950,000	$ 1,950	$ 50	$ -	$ -	$ 2,000
Net loss	-	-	-	(2,024)	-	(2,024)
Balance, August 31, 2002	1,950,000	1,950	50	(2,024)	-	(24)
Net loss	-	-	-	(3,945)	-	(3,945)
Balance, August 31, 2003	1,950,000	1,950	50	(5,969)	-	(3,969)
Issuance of common stock for cash	682,500	683	101,617	-	-	102,300
Expenses paid by shareholder	-	-	1,000	-	-	1,000
Foreign currency translation	-	-	-	-	(166)	(166)
Net loss	-	-	-	(25,552)	-	(25,552)
Balance, August 31, 2004	2,632,500	$ 2,633	$ 102,667	$ (31,521)	$ (166)	$ 73,613

See accompanying summary of accounting policies
and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2004 & 2003
Period from April 1, 2002 (Inception) Through August 31, 2004
	Year Ended August 31,		Inception through August 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,552)	$ (3,945)	$ (31,521)
Adjustments to reconcile net deficit to cash used by operating activities:
Expense paid by shareholder	1,000	-	1,000
Change in current assets and liabilities:
Other current assets	(221)	-	(221)
Accounts payable & accrued expenses	533	(1,355)	1,178
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,240)	(5,300)	(29,564)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,425)	-	(2,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	102,300	-	104,300
Advances by shareholders	-	3,600	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	102,300	3,600	107,900
Effect of exchange rate changes on cash	(166)	-	(166)
NET DECREASE IN CASH	75,469	(1,700)	75,745
Cash, beginning of period	276	1,976	-
Cash, end of period	$ 75,745	$ 276	$ 75,745
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies
and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Highland Clan Creations, Corp. ("Highland Clan") was incorporated in Nevada on April 1, 2002, to establish a chain of juice-smoothie stores. Highland Clan has recently commenced operations, since completion of creating Bodysentials Health & Beauty, Inc. (originally called Legacy Bodysentials, Inc.) as a wholly owned subsidiary. Bodysentials has developed a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. Highland Clan intends to market and sell these products in stores and through their website and network marketing.

Foreign Currency Translation

The Canadian dollar is the functional currency of Bodysentials. Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date. Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date. Exchange differences are recognize in the in the statement of operations. The financial statements are presented in US dollars.

Principles of Consolidation

The August 31, 2004 consolidated financial statements include the accounts of Highland Clan's wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Highland Clan considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Highland Clan depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the useful lives of the assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Highland Clan records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Highland Clan does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Highland Clan's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Highland Clan's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Highland Clan has incurred net losses of $25,552 and $3,945 for the years ended August 31, 2004 and 2003. This condition raises substantial doubt about Highland Clan's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Highland Clan is working to secure additional financing to fund its development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Highland Clan will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Highland Clan's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Highland Clan will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Highland Clan. If adequate working capital is not available Highland Clan may be required to curtail its operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Highland Clan purchased a computer late in August 2004. Starting September 1, 2004 the computer will be depreciated over the useful life or three years. As of August 31, 2004 and 2003 there was zero depreciation expense.

NOTE 4 - INCOME TAXES

For the year ended August 31, 2004 and 2003, Highland Clan has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $33,000 at August 31, 2004, and will expire in the years 2024 through 2022.

Deferred income taxes consist of the following at August 31:

2004
Long-term:
Deferred tax assets	$ 11,000
Valuation allowance	(11,000)
$ -

NOTE 5 - COMMON STOCK

At inception, Highland Clan issued 1,950,000 shares of stock to its founding shareholder for $2,000 cash.

During the quarter ending May 31, 2004 Highland issued 682,500 shares of common stock for $102,300.

NOTE 6 - RELATED PARTY TRANSACTIONS

In April 2004 the majority shareholder of Highland Clan transferred 975,000 shares of her personal common stock of Highland Clan to the current President of Highland Clan as an incentive to join the company. The shares will be valued at $1,000 or her historical basis. The current President of the company is the father of the founder.

As of August 31, 2004 Highland Clan neither owned nor leased any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Highland Clan has month to month service agreements with related parties. Currently, one officer and one employee receive $3,000 CDN per month while a consultant receives $5,200 USD per month for services performed on behalf of Highland Clan.

NOTE 7 - ADVANCES - SHAREHOLDERS

Highland Clan received advances of $3,600 that are non-interest bearing, due on demand, and are to be repaid as cash becomes available.

NOTE 8 - SUBSEQUENT EVENTS

On September 28, 2004, Highland Clan entered into an office lease. The lease begins November 1, 2004 with a three year term. The lease requires a security deposit of $11,798.96. The monthly rent payments will be as follows:

Amount
November 1, 2004 - October 31, 2004	$ 1,159
November 1, 2005 - October 31, 2006	$ 1,207
November 1, 2006 - October 31, 2007	$ 1,255

Subsequent to August 31, 2004 Highland Clan issued 50,000 shares to a consultant for services provided.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of August 31, 2003 and 2002 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended August 31, 2003 and 2002 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 8, 2004 was filed as Exhibit 16 to our Form 8-K filed on September 10, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended August 31, 2003 and 2002 and subsequent to August 31, 2003 through the date hereof, neither Highland nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brent McMullin	President & Director	62	April 27, 2004
Brett Stewart	Secretary, Treasurer & Director	26	April 1, 2002

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Brent McMullin, President and Director

Since April 27, 2004, Mr. McMullin has been our president and a member of our board of directors.

Mr. McMullin has spent the last 17 years involved in the health and beauty industry. He has developed graphic design which has obtained copyright and products which have received Federal Drug Identification numbers.

From 1996 to 2004, Mr. McMullin was founder of Legacy Bodysentials a business which developed and manufactured nutritional drinks for children.

From 1991 to 1996, Mr. McMullin was president of Legacy Manufacturing Inc., a company which developed, manufactured and sold various health and beauty products.

Previously Mr. McMullin spent many years in the retail industry in management positions at the district, divisional and corporate level. He also owned a retail building supply franchise and became involved in the land development and construction industry. With his wife Barbara they have raised nine children.

Mr. McMullin holds a Bachelor of Commerce from Simon Fraser University.

Brett Stewart, Secretary, Treasurer and Director

Since April 1, 2002, Mrs. Stewart has been our secretary, treasurer and member of our board of directors. Mrs. Stewart provides us with her part-time consulting services.

Since October 2001, Mrs. Stewart has been a freelance business assistant and administrator. Her duties have included making travel arrangements, appointment scheduling, couriers/mail, expense reports, office supplies, filing, preparing corporate documents, preparing marketing materials, word processing and general office duties.

From 1994 to October 2001, Mrs. Stewart has worked for several different companies, including MacKenzie Financial Corporation (Marketing Office, Sol Massage Therapy/Gold's Health & Fitness, the Aldo Group and

Legacy Bodysentials Manufacturing, where her duties included reception, couriers/mail, co-op marketing processing, expense reports, marketing packet mail outs, office supplies/suppliers, inventory, office invoice processing, preparing reportse and general office duties.

Mrs. Stewart holds a Bachelor of Arts degree at Simon Fraser University, in Burnaby, British Columbia.

Family Relationships

On President, Brent McMullin, is the father of our Secretary and Treasurer, Brett Stewart.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Highland Clan Creations Corp., Suite 219 - 10654 82 Ave NW, Edmonton, Alberta, Canada T6E 2A7.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Our president received a monthly consulting fee of approximately $2,500 since April 2004. Our former president (who is remaining as our secretary and treasurer) did not receive any cash or other compensation during the fiscal years ended August 31, 2004, 2003 and 2002.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2004 and 2003 to our executive officers and directors. There were no stock options outstanding as at August 31, 2004. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We intend to continue to pay consulting fees to our directors and officers in the future as we determine necessary. In addition, we intend to compensate our directors in the future with stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no formal management agreements with our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 1, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brett Stewart 1408 Strathmore Mews Vancouver, British Columbia V6Z 3A9	975,000 common shares	36%
Brent McMullin 1815 Lilac Drive Surrey, British Columbia V4A 6C7	975,000 common shares	36%
Directors and Officers (as a group)	1,950,000 common shares	72%

(1) Based on 2,682,500 shares outstanding as of November 15, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

In April 2004, Brett Stewart transferred 975,000 shares to Brent McMullin as an incentive to join the company as its President and a director. Mr. McMullin is Ms. Stewart's father.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(31) Section 302 Certification

31.1 Certification of Brent McMullin

31.2 Certification of Brett Stewart

(32) Section 906 Certification

32.1 Certification of Brent McMullin

32.2 Certification of Brett Stewart

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 were $5,700.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003 were $4,500.

Audit Related Fees

For the fiscal year ended August 31, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended August 31, 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended August 31, 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND CLAN CREATIONS CORP.

By: /s/ Brent McMullin
Brent McMullin, President and Director
Date: December 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin
Brent McMullin, President and Director (Principal Executive Officer)
Date: December 21, 2004

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director (Principal Financial Officer
and Principal Accounting Officer)
Date: December 21, 2004