Form 10QSB
period 2004-11-30
HIGHLAND CLAN CREATIONS CORP
filed 2005-01-21
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2004_____________

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

2,682,500 common shares issued and outstanding as at January 1, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

November 30, 2004
ASSETS

Current assets
Cash	$ 28,128
Deposits	12,533
Other current assets	622
Total current assets	41,283

Property & equipment, net	3,050

Total Assets	$ 44,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 3,511
Advances - shareholders	3,600
Total current liabilities	7,111

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,682,500 shares issued and outstanding	2,683
Additional paid in capital	110,117
Accumulated other comprehensive income	19
Deficit accumulated during the development stage	(75,597)
Total Stockholders' Equity	37,222
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,333

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through November 30, 2004

	Three Months Ended November 30,		Inception through November 30,
	2004	2003	2004

General and administrative	$ 44,076	$ 3,465	$ 75,597
	________	________	________
Net loss	$ (44,076)	$ (3,465)	$ (75,597)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,673,159	1,950,000

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2004 and 2003,
and for the Period from April 1, 2002 (Inception) through November 30, 2004
	Three Months Ended November 30,		Inception through November 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (44,076)	$ (3,465)	$ (75,597)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	277	-	277
Expenses paid by Shareholder	-	-	1,000
Shares issued for services	7,500	-	7,500
Change in current assets and liabilities:
Deposits	(12,533)	-	(12,533)
Other current assets	(401)	-	(622)
Accounts payable & accrued expenses	2,333	3,385	3,511
CASH FLOWS USED IN OPERATING ACTIVITIES	(46,900)	(80)	(76,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(902)	-	(3,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	104,300
Advances by shareholders	-	-	3,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	107,900

Effect of exchange rate changes on cash	185	-	19

NET DECREASE IN CASH	(47,617)	(80)	28,128
Cash, beginning of period	75,745	276	-
Cash, end of period	$ 28,128	$ 196	$ 28,128

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Highland Clan Creations Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2004 as reported in Form 10-KSB, have been omitted.

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

Business Operations

We have recently commenced operations. Since completion of our offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. This is compatible with our original business plan to offer natural beverages and smoothies, as well as related health products. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. These nutritional drinks and products will be marketed and sold for use by children, adults and seniors. Although we originally intended to market and sell our products in stores, we have since determined it is cost effective to offer our products through our new fully functional e-commerce website at www.bodysentials.com and through network marketing. We are currently developing a marketing plan with the assistance of an experienced marketing consultant.

We anticipate commencing sales of our products within the next several months. We have not yet sold any products and have no revenues to date. We require additional funding to continue our operations and make additions to our product lines. We require additional funding before we anticipate significant sales of any of our products.

Marketing, Advertising and Promotion

Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we have conducted market research since then and, based in large part on the past experiences of our new president, Brent McMullin, we have determined that our products can also be cost effectively and efficiently sold through additional means, specifically via our secure order platform on our website at www.bodysentials.com and through network marketing. We intend to operate the network marketing segment of our business through Bodysentials or another subsidiary. As part of our plan of operations, we also plan to engage in a marketing program to build our brand name. We may consider reasonably priced advertising on cable television and radio, possibly combined with a direct mail campaign.

Properties

We currently lease office and warehouse space in Langley, British Columbia. On September 28, 2004 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. We pay approximately $1500 per month. We have two website addresses, our original site www.highlandsmoothies.com as well as our new site www.bodysentials.com.

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

Government Regulation

We are subject to government regulations in respect of our products and operations. Any locations selling Highland and Bodysentials products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new locations. We are also be subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We may also be subject to certain guidelines, codes and regulations that require stores to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes. Our direct selling networking program must also comply with federal, state and provincial laws in any jurisdictions in which our products are sold. Our products themselves must also comply with laws regulating the sale of health foods and supplements.

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

Health Related Products

We may also decide to offer other products including nutritional supplement drinks, vitamins, supplements, energy bars, hair and skin care products and other health related products. In particular, we are adding to our product line an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. We will require additional funds to offer these additional products, as well as for the manufacture and sale of our current products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2005.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2005.

Results of Operations

Our company posted losses of $44,076 for the three months ending November 30, 2004, losses of $3,465 for the three months ending November 30, 2003 and losses of $75,597 since inception to November 30, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending November 30, 2004 were $44,076 compared to our operating expenses for the three months ending November 30, 2003 of $3,465 and our expenses from inception to November 30, 2004 which were $75,597.

Financial Condition, Liquidity and Capital Resources

At November 30, 2004, we had working capital of $34,172.

At November 30, 2004, our company's total assets of $41,283, which consisted mainly of cash of $28,128.

At November 30, 2004, our company's total liabilities were $7,111.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending November 30, 2005, will be to commence our juice, smoothie and health products business operations to sell our juices, milk shakes and health products. We also intend to develop our website and marketing materials and to commence our marketing efforts to attract customers. We may also use multi-level marketing channels to distribute our products.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$25,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$80,000

As November 30, 2004, we had working capital of $34,172. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than February 15, 2005, to allow us to commence the marketing of our services and provide us with approximately $55,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities in secondary offerings or private placements. We recently completed a financing in which we raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share.

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

We have historically incurred losses, and through November 30, 2004 have incurred losses of $75,597 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of January 14, 2005, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended August 31, 2004, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and very limited operations with which to create operating capital. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by February 15, 2005. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

We need additional financing to continue our business operations and to commence the marketing and sale of our initial products, as well as to add additional products to our line. If we do not raise at least $50,000 by February 15, 2005 we may cease operations. We may incur unexpected costs, delays or difficulties in developing or marketing our markets which may result in us requiring additional funds and which may result in our failure to continue our operations.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements. To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We recently raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We anticipate needing approximately $50,000 in additional capital by February 15, 2005. In addition, we may need to arrange for additional funding beyond this amount. We do not have any commitments for any additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guarantee that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

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
Date: January 20, 2005

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: January 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin
Brent McMullin, President and Director
Date: January 20, 2005

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
Date: January 20, 2005