Form 10QSB
period 2005-02-28
HIGHLAND CLAN CREATIONS CORP
filed 2005-04-14
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2005_________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,807,500 common shares issued and outstanding as at April 14, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

February 28, 2005
ASSETS

Current assets
Cash	$20,634
Inventory	15,787
Deposits	9,579
Total current assets	46,000

Property & Equipment, net	2,993

Total Assets	$48,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$551
Advances – shareholders	3,600
Total current liabilities	4,151

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,807,500 shares issued and outstanding	2,808
Additional paid in capital	159,992
Accumulated other comprehensive income	(1,244)
Deficit accumulated during the development stage	(116,714)
Total Stockholders’ Equity	44,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,993

The accompanying notes are an integral part of these financial statements.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended February 28, 2005 and February 29, 2004,

and for the Period from April 1, 2002 (Inception) through February 28, 2005

	Three Months Ended		Six Months Ended		Inception through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004	2005	2004	2005

Sales	$1,506	$-	$1,506	$-	$1,506

Cost of goods sold	(273)	-	(273)	-	(273)
Gross Profit	1,233	-	1,233	-	1,233

Expenses:
General and administrative	(42,350)	(143)	(86,426)	(3,608)	(117,947)

Net loss	$(41,117)	$(143)	$(85,193)	$(3,608)	$(116,714)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$(0.03)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,745,687	1,950,000	2,709,572	1,950,000

The accompanying notes are an integral part of these financial statements.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended February 28, 2005 and February 29, 2004,

and for the Period from April 1, 2002 (Inception) through February 28, 2005

	Six Months Ended		Inception through
	February 28,	February 29,	February 28,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,193)	$(3,608)	$(116,714)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization	556	-	556
Shares Issued for services	7,500	-	7,500
Expenses Paid by Shareholder	-	-	1,000
Change in current assets and liabilities:
Accounts receivable	(318)	-	(318)
Inventory	(15,787)	-	(15,787)
Deposits	(9,579)	-	(9,579)
Other Assets	221	-	-
Accounts payable & accrued expenses	(309)	3,385	869
CASH FLOWS USED IN OPERATING ACTIVITIES	(102,909)	(223)	(132,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(1,124)	-	(3,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	50,000	-	154,300
Advances by shareholders	-	-	3,600
CASH FLOWS FROM FINANCING ACTIVITIES	50,000	-	157,800

Effect of exchange rate changes on cash	(1,078)	-	(1,244)

NET INCREASE (DECREASE) IN CASH	(55,111)	(223)	20,634
Cash, beginning of period	75,745	276	-
Cash, end of period	$20,634	$53	$20,634

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Highland Clan Creations Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 – COMMON STOCK

During the quarter ending February 28, 2005 Highland issued 125,000 shares of common stock for $50,000 or $0.40 per share.

NOTE 3 – SUBSEQUENT EVENT

In March 2005, a Director of Highland Clan loaned the company $15,000. The loan bears interest at the rate of 10% per annum and is payable on demand.

In March 2005, Highland Clan used the loan from the Director as a down payment on software. The software was financed over two years ending March 2007. The software will be used as Highland Clan’s ordering system.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Highland Clan” mean Highland Clan Creations Corp., unless otherwise indicated.

On April 27, 2004 we established a wholly owned subsidiary, Legacy Bodysentials Inc., which subsequently changed its name to Bodysentials Health & Beauty Inc. (“Bodysentials”). Bodysentials produces and sells a nutritional beverage for youth in the form of an orange drink and a milkshake. Bodysentials also owns several nutritional supplement formulas and products that we intend to market and sell. This is compatible with our original business plan to offer nutritional supplement drinks, as well as related health products. We intend to add these to our product offering and are also considering additional means in which to market and sell our products, specifically via network marketing.

Our business plan is to offer nutritional drinks, supplements and related health products. Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we conducted market research since then and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products can be cost effectively and efficiently sold through additional means, specifically via network marketing. Initially, we intend to feature two nutritional beverages in the form of an orange drink and a milkshake. These beverages were developed by our president, Brent McMullin, and will be produced and sold by our subsidiary, Bodysentials. We also offer an herbal supplement known as ASDEW and a skin care product line known as Mei Sing, both of which were developed by our president, Brent McMullin, and his wholly owned company Legacy Manufacturing Inc. We intend to compete against other health product companies by establishing name brand recognition and providing unique products which we believe are as good as, if not superior to, those of our competition.

We raised a total of $102,300 pursuant to our SB2 registration statement, which was declared effective on September 26, 2003. The offering had a minimum of $80,000. We closed the offering on March 26, 2004. Management did not purchase shares in the offering in order to reach the minimum. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds are being used to fund our continued operations, including the manufacture and sale of our current products, described above.

Business Operations

We have recently commenced operations. Since completion of our offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. This is compatible with our original business plan to offer natural beverages and smoothies, as well as related health products. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. These nutritional drinks and products will be marketed and sold for use by children, adults and seniors. Although we originally intended to market and sell our products in stores, we have since determined it is cost effective to offer our products through an e-commerce website at www.bodysentials.com and through network marketing. We have developed a marketing plan with the assistance of an experienced marketing consultant which located on at website.

We have commenced sales of our products but have very limited revenues to date. We require additional funding to continue our operations and make additions to our product lines. We require additional funding before we anticipate significant sales of any of our products. Subsequent to the period ended February 28, 2005 we entered into a software licensing agreement with Internet Next Step Consulting Ltd. to provide us with a network marketing software solution for our website at www.bodysentials.com. The software package will provide multi level marketing functions, including allowing members (i.e. distributors of our products) to have their own replicated website, a members’ lounge and distributor tracking capacity. We are committed to paying a total of $60,000 in licensing fees over the next two years in respect of this software. In addition we are committed to paying $500 per month for server access and $200 per month maintenance fee. We require additional funds to pay these amounts.

Marketing, Advertising and Promotion

Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we subsequently conducted market research and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products could be cost effectively and efficiently sold through additional means, specifically via our secure order platform on our website at www.bodysentials.com and through network marketing. We intend to operate the network marketing segment of our business through our subsidiary Bodysentials. As part of our plan of operations, we also plan to engage in a marketing program to build our brand name.

Properties

We currently lease office and warehouse space in Langley, British Columbia. On September 28, 2004 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. We pay approximately $1500 per month. We have two website addresses, our original site www.highlandsmoothies.com as well as our new website www.bodysentials.com.

Competition

The nutritional supplement and health products business is highly competitive with respect to price, product offering, formulations and quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We will compete with a large number of health related product companies. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. We will also compete against established network marketing companies, many of whom have significant resources and operating histories. As a result, there can be no assurance that successful and profitable operation of our business will ever occur.

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

Health Related Products

We also intend to offer other products including nutritional supplement drinks, vitamins, supplements, energy bars, hair and skin care products and other health related products. In particular, we have added to our product line an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. We require additional funds to continue our operations and to offer these additional products, as well as for the manufacture and sale of our current products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2006.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2006.

Results of Operations

Our company posted losses of $41,117 for the three months ending February 28, 2005, losses of $143 for the three months ending February 29, 2004 and losses of $116,714 since inception to February 28, 2005. The principal component of the losses was for general and administrative expenses.

Operating expenses for the three months ending February 28, 2005 were $42,350 compared to our operating expenses for the three months ending February 29, 2004 of $143 and our expenses from inception to February 28, 2005 which were $117,947.

Financial Condition, Liquidity and Capital Resources

At February 28, 2005, we had working capital of $44,842.

At February 28, 2005, our company’s total assets of $49,311, which consisted mainly of cash of $20,634 and inventory of $15,787.

At February 28, 2005, our company’s total liabilities were $4,469.

We had a total of $1,506 in revenues in the three months ending February 28, 2005, which are our total revenues since inception. We require additional financing to satisfy our ongoing cash requirements going forward. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Plan of Operation

Our primary objectives over the 12 months ending February 28, 2005, will be to commence product sales through our e-commerce website and through multi-level marketing sales.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$65,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$40,000
Working Capital	$55,000
Total	$120,000

As February 28, 2005, we had working capital of $44,842. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than June 1, 2005, to allow us to continue normal operations and marketing of our products. We plan to raise the capital required to meet these short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities in secondary offerings or private placements. We raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. We require additional financing to continue our operations.

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

We have historically incurred losses, and through February 28, 2005 have incurred losses of $116,714 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of April 11, 2005, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended August 31, 2004, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

If we do not raise additional funds and if we are unable to generate sufficient revenues for our nutritional supplement and health & beauty products business, we may go out of business.

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have nominal assets and very limited operations with which to create operating capital. We raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. We require additional financing to continue our operations. We anticipate needing approximately $50,000 in additional capital by June 1, 2005. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

We need additional financing to continue our business operations and to commence the marketing and sale of our initial products, as well as to add additional products to our line. If we do not raise at least $50,000 by June 1, 2005 we may cease operations. We may incur unexpected costs, delays or difficulties in developing or marketing our markets which may result in us requiring additional funds and which may result in our failure to continue our operations.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements. To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. We raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. We anticipate needing approximately $50,000 in additional capital by June 1, 2005. We do not have any commitments for any additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guarantee that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

Competition in the nutritional and health products industry, as well as the network marketing industry, is highly competitive and there is no assurance that we will be successful in our business plan.

The nutritional and health products industry, as well as the network marketing industry, is highly competitive with respect to price, service, location and quality, products, and there are many well-established competitors with substantial resources. Certain factors, such as historical operations, substantial price discounting, increased food, supplement, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the industry in general and us in particular. We will compete with a large number of national and regional companies, many of which are franchises. Most of the potential competitors have financial resources far superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

Our operations are subject to government regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Our business will be subject to government regulation. We are subject to regulation by federal, state and provincial agencies. We are also subject to federal, state and provincial competition and other laws regarding network and multi-level marketing. Difficulties or failures in obtaining any required licensing or approval, or regulatory problems, could result in delays or cancellations in our operations.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 28, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products.

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

Date: April 14, 2005

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin

Brent McMullin, President and Director

Date: April 14, 2005

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

Date: April 14, 2005