Form 10QSB
period 2005-05-31
HIGHLAND CLAN CREATIONS CORP
filed 2005-07-15
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2005_________

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

2,807,500 common shares issued and outstanding as at July 14, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

May 31, 2005
ASSETS
Current Assets
Cash	$ 90,983
Accounts receivable	418
Inventory	15,104
Deposits	11,996
Total current assets	118,501
Property & equipment, net	2,690
TOTAL ASSETS	$ 121,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses	$ 3,306
Convertible debt	88,889
Advances - shareholders	27,868
Total current liabilities	120,063
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,807,500 shares issued and outstanding	2,808
Additional paid in capital	171,103
Accumulated other comprehensive income	1,396
Deficit accumulated during the development stage	(174,179)
Total Stockholders' Equity	1,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 121,191

The accompanying notes are an integral part of these financial statements.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2005 and 2004,
and for the Period from April 1, 2002 (Inception) through May 31, 2005

	Three Months Ended May 31,		Nine Months Ended May 31,		Inception through May 31,
	2005	2004	2005	2004	2005
Sales	$ 2,719	$ -	$ 4,225	$ -	$ 4,225
Cost of goods sold	(473)	-	(746)	-	(746)
Gross Profit	2,246	-	3,479	-	3,479
General and administrative	59,711	6,777	146,137	10,242	177,658
Net loss	$ (57,465)	$ (6,777)	$ (142,658)	$ (10,242)	$ (174,179)
Net loss per share:
Basic and diluted	$ (0.02)	$ (0.00)	$ (0.05)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,807,500	2,032,500	2,742,573	1,977,400

The accompanying notes are an integral part of these financial statements.

HIGHLAND CLAN CREATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2005 and 2004,
and for the Period from April 1, 2002 (Inception) through May 31, 2005

	Nine Months Ended May 31,		Inception through May 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (142,658)	$ (10,242)	$ (174,179)
Adjustments to reconcile netdeficit to cash used by operating activities:
Depreciation and amortization	811	-	811
Shares issued for services	7,500	-	7,500
Expenses paid by shareholder	-	-	1,000
Change in current assets and liabilities:
Deposits	(11,996)	-	(11,996)
Other assets	(15,301)	-	(15,522)
Accounts payable & accrued expenses	2,128	4,585	3,306
CASH FLOWS USED IN OPERATING ACTIVITIES	(159,516)	(5,657)	(189,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital expenditures	(1,076)	-	(3,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes payable	100,000	-	100,000
Issuance of common stock	50,000	102,300	154,300
Advances by shareholders	24,268	-	27,868
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	174,268	102,300	282,168
Effect of exchange rate changes on cash	1,562	-	1,396
NET INCREASE IN CASH	15,238	96,643	90,983
Cash, beginning of period	75,745	276	-
Cash, end of period	$ 90,983	$ 96,919	$ 90,983
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

NOTE 2 - CONVERTIBLE DEBT

The company has secured a short-term note of $100,000 with interest at a rate of 11% per annum. The loan includes conversion rights that at any time after the Advancement Date, the Lender may by written notice to the Company, exercise its rights of Conversion in respect of either a portion of or the total outstanding amount of the Loan plus accrued Interest as of that date into Shares of the Company, at such price per Share as is equal to the lesser of:

- 90% of the current market value of the Company's equity securities quoted on the OTC:BB as of the Advancement Date; or

- 90% of the current market value of the Company's equity securities quoted on the OTC:BB as of the day that Notice of Conversion is provided to the Company.

The note has been discounted by $11,111 or the beneficial conversion feature. The discount will be amortized over the life of the not.

NOTE 3 - COMMON STOCK

During the quarter ending May 31, 2005 Highland issued 125,000 shares of common stock for $50,000 or $0.40 per share.

NOTE 4 - COMMITMENTS

The Company entered into a software licensing agreement with Internet Next Step Consulting Ltd. to provide us with a network marketing software solution for our website at www.bodysentials.com. The software package provides internet marketing functions, including allowing members (i.e. distributors of our products) to have their own replicated website, a members' lounge and distributor tracking capacity. We are committed to paying a total of $60,000 in licensing fees over the next two years in respect of this software. In addition we are committed to paying $500 per month for server access and $200 per month maintenance fee.

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

We raised a total of $102,300 pursuant to our SB2 registration statement, which was declared effective on September 26, 2003. The offering had a minimum of common stock issuance with value of $80,000. We closed the offering on March 26, 2004. Management did not purchase shares in the offering in order to reach the minimum. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised a total of $100,000 by way of issuance of a convertible loan. These funds will be used to fund our continued operations, including the manufacture and sale of our current and future products.

Business Operations

We have recently commenced operations. Since completion of our offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. These nutritional drinks and products will be marketed and sold for use by children, adults and seniors. Although we originally intended to market and sell our products in stores, we have since determined it is cost effective to offer our products through an e-commerce website at www.bodysentials.com and, specifically, through internet marketing. We have developed a marketing plan for our products with the assistance of an experienced marketing consultant.

Page 8'

We have commenced sales of our products but have very limited revenues to date. During the period ended May 31, 2005 we entered into a software licensing agreement with Internet Next Step Consulting Ltd. to provide us with a network marketing software solution for our website at www.bodysentials.com. The software package provides internet marketing functions, including allowing members (i.e. distributors of our products) to have their own replicated website, a members' lounge and distributor tracking capacity. We are committed to paying a total of $60,000 in licensing fees over the next two years in respect of this software. In addition we are committed to paying $500 per month for server access and $200 per month maintenance fee.

Marketing, Advertising and Promotion

Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we subsequently conducted market research and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products could be cost effectively and efficiently sold through additional means, specifically via internet market through our secure order platform on our website at www.bodysentials.com. We intend to operate our internet marketing business through our subsidiary Bodysentials. As part of our plan of operations, we also plan to engage in a marketing program to build our brand name.

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

Competition

The nutritional supplement and health products business is highly competitive with respect to price, product offering, formulations and quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We will compete with a large number of health related product companies. Most of the potential competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. We will also compete against established internet marketing companies, many of whom have significant resources and operating histories. As a result, there can be no assurance that successful and profitable operation of our business will ever occur.

Government Regulation

We are subject to government regulations in respect of our products and operations. Any locations selling Highland and Bodysentials products may be subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new locations. We are also subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We may also be subject to certain guidelines, codes and regulations that require stores to provide full and equal access to persons with physical disabilities. We will also be subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes. Our internet marketing program must also comply with federal, state and provincial laws in any jurisdictions in which our products are sold. Our products themselves must also comply with laws regulating the sale of health foods and supplements.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2006.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2006.

Results of Operations

Our company posted losses of $57,465 for the three months ending May 31, 2005, losses of $6,777 for the three months ending May 31, 2004 and losses of $174,179 since inception to May 31, 2005. The principal component of the losses was for general and administrative expenses.

Operating expenses for the three months ending May 31, 2005 were $59,711 compared to our operating expenses for the three months ending May 31, 2004 of $6,777 and our expenses from inception to May 31, 2005 which were $177,658.

Financial Condition, Liquidity and Capital Resources

At May 31, 2005, we had working deficit of $1,562.

At May 31, 2005, our company's total assets of $121,191, which consisted mainly of cash of $90,983 and inventory of $15,104.

At May 31, 2005, our company's total liabilities were $120,063.

We had a total of $2,719 in revenues in the three months ending May 31, 2005, and our total revenues since inception are $4,225. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Plan of Operation

Our primary objectives over the 12 months ending May 31, 2006, will be to commence product sales through our internet marketing program via our e-commerce website.

Cash Requirements

Over the next twelve months we intend to use funds for normal operations and our efforts to increase product sales, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$120,000
Capital Expenditures	$4,000
Operations
Marketing & Sales	$10,000
Inventory	$56,000
Working Capital	$10,000
Total	$200,000

As May 31, 2005, we had working deficit of $1,562. Currently we have sufficient funds to continue normal operations and marketing of our products until November, 2005 by which date we may need additional funds. We plan to raise any additional capital required through sales of our securities in secondary offerings or private placements. We raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds will be used to fund continuing operations, including the manufacture and sale of our current and future products.

If we require additional funding, there are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Going Concern

Depending on our ability to increase revenues from product sales over the next 4 months, the continuation of our business may be dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through May 31, 2005 have incurred losses of $174,179 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

If we are unable to increase our revenues from product sales over the next 4 months, we will need to raise additional working capital through private placements, public offerings and/or bank financing. As of July 13, 2005, we were not in discussions with any potential investors.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow for operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient to meet our ongoing capital requirements, we will have to raise additional working capital by means of private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations and if we are unable to raise additional funds we may cease operations.

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

We have limited funds and must generate sufficient revenue to continue operation of our business. If we do not generate sufficient revenue we may need to raise additional funds and if we are unable to do so we may go out of business.

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. We have limited assets with which to create operating capital. We raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share which was used to fund our continued operations, including the manufacture and sale of our products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds are being used to fund continuing operations, including the manufacture and sale of our current and future products. We currently have sufficient capital to last for the next four months. If we do not generate sufficient revenues before then, we will require additional financing to continue our operations. We anticipate needing approximately $50,000 in additional capital by December 2005. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

Competition in the nutritional and health products industry, as well as the network marketing industry, is highly competitive and there is no assurance that we will be successful in our business plan.

The nutritional and health products industry, as well as the internet marketing industry, is highly competitive with respect to product, packaging, price, service, products and quality, and there are many well-established competitors with substantial resources. Certain factors, such as historical operations, substantial price discounting, increased labor, ingredient, supplement, labelling, and manufacturing costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We will compete with a large number of international, national and regional companies. Most of the potential competitors have financial resources far superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

Our operations are subject to government regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Our business will be subject to government regulation. We are subject to regulation by federal, state and provincial agencies. We are also subject to federal, state and provincial competition and other laws regarding internet marketing. Difficulties or failures in obtaining any required licensing or approval, or regulatory problems, could result in delays or cancellations in our operations.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

In May 2005 we raised an additional $100,000 by way of issuance of a convertible loan. These funds are being used to fund continuing operations, including our general and administrative expenses, marketing expenditures and costs associated with the manufacture and sale of our current and future products.

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

HIGHLAND CLAN CREATIONS CORP.

By: /s/ Brent McMulliln
Brent McMullin, President and Director
(Principal Executive Officer)
Date: July15, 2005

By: /s/Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin
Brent McMullin, President and Director
Date: July 31, 2005

By: /s/ Brett Stewart
Brett Stewart, Secretary, Treasurer and Director
Date: July 15, 2005