Form 10KSB
period 2005-08-31
HIGHLAND CLAN CREATIONS CORP
filed 2005-12-14
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-101133

Highland Clan Creations Corp.
(Name of small business issuer in its charter)

Nevada	98-0379351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#17 - 936 Peace Portal Drive, Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (360) 306-5275

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $7,130

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

2,807,500 common shares issued and outstanding as of December 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

Item 1.	Description of Business.

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

As used in this annual report, the terms "we", "us", "our", "Highland" and "Highland Clan" mean Highland Clan Creations Corp., unless otherwise indicated.

Our Business – General

On April 27, 2004 we established a wholly owned subsidiary, Legacy Bodysentials Inc., which subsequently changed its name to Bodysentials Health & Beauty Inc. ("Bodysentials"). Bodysentials produces and sells a nutritional beverage for youth in the form of an orange drink and a milkshake. Bodysentials also owns several nutritional supplement formulas and products that we market and sell. We included these in our product offering and are also considering additional means in which to market and sell our products, specifically via network marketing.

Our business plan is to offer nutritional drinks, supplements and related health products. Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we conducted market research since then and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products can be cost effectively and efficiently sold through additional means, specifically via network marketing. We are currently offering two nutritional beverages in the form of an orange drink and a milkshake. These beverages were developed by our president, Brent McMullin, and will be produced and sold by our subsidiary, Bodysentials. We also offer an herbal supplement known as ASDEW and a skin care product line known as Mei Sing, both of which were developed by our president, Brent McMullin, and his wholly owned company Legacy Manufacturing Inc. We also intend to offer a diet product if we are able to obtain sufficient financing.

We raised a total of $102,300 pursuant to our SB2 registration statement, which was declared effective on September 26, 2003. The offering had a minimum of common stock issuance with value of $80,000. We closed the offering on March 26, 2004. Management did not purchase shares in the offering in order to reach the minimum. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised a total of $100,000 by way of issuance of a convertible loan. These were used to fund our continued operations, including the manufacture and sale of our current and future products.

Business Operations

We commenced operations in our fiscal year ended August 31, 2004. Since completion of our initial public offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. These nutritional drinks and products are marketed and sold for use by children, adults and seniors. Although we originally intended to market and sell our products in stores, we determined it was more cost effective to offer our products through our e-commerce website at www.bodysentials.com and, specifically, through internet marketing. We have developed a marketing plan for our products with the assistance of an experienced marketing consultant. Our products are available for purchase on our website. We have commenced sales of our products but have very limited revenues to date. During the year ended August 31, 2005 we had a total of $7,130 in revenues.

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

Marketing, Advertising and Promotion

Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we subsequently conducted market research and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products could be cost effectively and efficiently sold through additional means, specifically via internet marketing through our secure order platform on our website at www.bodysentials.com. We operate our business through our subsidiary Bodysentials. As part of our plan of operations, we also plan to continue with our marketing program to build our brand name.

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

Competition

The nutritional supplement and health products business is highly competitive with respect to price, product offering, formulations and quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We compete with a large number of health related product companies. Most of our competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. We also compete against established internet marketing companies, many of whom have significant resources and operating histories. As a result, there can be no assurance that successful and profitable operation of our business will ever occur.

Government Regulation

We are subject to government regulations in respect of our products and operations. Any locations selling Highland and Bodysentials products are subject to regulation by federal agencies and to licensing and regulation by provincial and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new locations. We are also subject to employment standards legislation and other laws governing such matters as minimum wages, overtime and other working conditions. We are also subject to certain guidelines, codes and regulations that require stores to provide full and equal access to persons with physical disabilities. We are also subject to various evolving federal, provincial and local environmental laws governing, among other things emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and no-hazardous substances and wastes. Our internet marketing program must also comply with federal, state and provincial laws in any jurisdictions in which our products are sold. Our products themselves must also comply with laws regulating the sale of health foods and supplements.

INITIAL PRODUCTS

Our current product line includes our nutritional supplement drink mix developed for youth, GP 4.0. This product comes in two varieties, an Orange Drink for use in the morning and a Milk Shake for use in the afternoon. GP 4.0 was developed with the assistance of Dr. Bruce Woolley, Doctor of Pharmacy, Professor of Nutrition and Post Doctorate Fellow of the University of Southern California. The British Columbia government then provided funds to help Bodysentials with the development of these beverages. British Columbia Research, located at the University of British Columbia, developed the delivery system, in the form of the Orange Drink in the morning before school and the Milk Shake for use after school. Bodysentials then engaged the assistance of a specialist in biochemistry (Masters Degree) who assembled and selected the active ingredients for youth effectiveness. Although developed for youth, GP 4.0 can also be used by adults and seniors who want to obtain added nutritional benefits.

Health Related Products

We also intend offer other products including nutritional supplement drinks, vitamins, supplements, energy bars, hair and skin care products and other health related products. In particular, we currently sell an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. These products are available for purchase on our website www.bodysentials.com.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2006.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2006.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have limited funds and must generate sufficient revenue to continue operation of our business. If we do not generate sufficient revenue we may need to raise additional funds and if we are unable to do so we may go out of business.

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. During our fiscal year ended August 31, 2005 we generated $7,130 in revenue. We have limited assets with which to create operating capital. We raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share which was used to fund our continued operations, including the manufacture and sale of our products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds are being used to fund continuing operations, including the manufacture and sale of our current and future products. We currently have sufficient capital to last for the next four months. If we do not generate sufficient revenues before then, we will require additional financing to continue our operations. We anticipate needing approximately $50,000 in additional capital by January 2006. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

Competition in the nutritional and health products industry, as well as the network marketing industry, is highly competitive and there is no assurance that we will be successful in our business plan.

The nutritional and health products industry, as well as the internet marketing industry, is highly competitive with respect to product, packaging, price, service, products and quality, and there are many well-established competitors with substantial resources. Certain factors, such as historical operations, substantial price discounting, increased labor, ingredient, supplement, labelling, and manufacturing costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We compete with a large number of international, national and regional companies. Most of our competitors have financial resources far superior to ours, so there can be no assurance that our projected income will not be affected by our competition.

Our operations are subject to government regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Our business is subject to government regulation. We are subject to regulation by federal, state and provincial agencies. We are also subject to federal, state and provincial competition and other laws regarding internet marketing. Difficulties or failures in obtaining any required licensing or approval, or regulatory problems, could result in delays or cancellations in our operations.

Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States (although we are currently seeking additional management in the United States). Our current directors are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501. We are currently looking for suitable directors or officers located in the United States.

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

We have office space at #17 - 936 Peace Portal Drive, Blaine, Washington 98230. Our subsidiary leases office and warehouse space in Langley, B.C. On September 28, 2004 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. We pay approximately $1500 per month. We have two website addresses, our original site www.highlandsmoothies.com as well as our new website www.bodysentials.com.

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

As of October 6, 2004 our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Highland Clan Creations Corp." and under the symbol "HCCC". As of November 29, 2005, there has been no trading activity in out stock.

As of November 29, 2005, there were 54 holders of record of our common stock. As of such date, 2,807,500 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

In May 2005, we raised an additional $100,000 by way of issuance of a convertible loan issued to one investor not resident in the United States and relying on Regulation S promulgated under the Securities Act of 1933.

In January 2005, we closed a $50,000 private placement consisting of 125,000 shares at $0.40 per share. The shares were issued to one investor not resident in the United States and relying on Regulation S promulgated under the Securities Act of 1933.

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

As August 31, 2005, we had working capital deficit of ($93,541). We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than December 15, 2005, to allow us to continue our normal operations, purchase inventory for product sales and add new products to our line. We require financing before we anticipate generating significant revenues. We intend to raise the capital required to meet these short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months through sales of our securities in secondary offerings or private placements; however, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our plan of operations as a result of this We raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds will be used to fund continuing operations, including the manufacture and sale of our current and future products.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the year ended August 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through August 31, 2005 have incurred losses of ($269,531) from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after February 28, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

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

The Independent Auditor's Report of Lopez, Blevins, Bork & Associates, LLP. for the audited financial statements for the years ended August 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Highland Clan Creations Corp. (audited):

Independent Auditor's Report, dated October 15, 2005

Balance Sheets at August 31, 2005.

Statements of Operations for the years ended August 31, 2005 and 2004, and for the period from April 1, 2002 (inception) to August 31, 2005.

Statement of changes of stockholders deficiency from April 1, 2002 (inception) to August 31, 2005.

Statements of Cash Flows for the years ended August 31, 2005 and 2004, and for the period from April 1, 2002 (inception) to August 31, 2005.

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Highland Clan Creations, Corp.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying consolidated balance sheet of Highland Clan Creations, Corp. as of August 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended and for the period from April 1, 2002 (Inception) through August 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highland Clan Creations, Corp. as of August 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 1, 2002 (Inception) through August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Highland Clan's recurring losses from operations and the need to raise additional financing in order to fund its development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management’s plans as to these matters are also described in Note 2). The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

October 15, 2005

HIGHLAND CLAN CREATIONS, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

August 31, 2005
ASSETS

Current assets
Cash	$32,277
Inventory	15,417
Total current assets	47,694

Property & Equipment, net	2,492
Deposits	12,649

Total Assets	$62,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$5,895
Accounts payable – related parties	55,214
Notes Payable	91,667
Advances – shareholders	3,600
Total current liabilities	156,376

Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,807,500 shares issued and outstanding	2,808
Additional paid in capital	171,103
Accumulated other comprehensive income	2,079
Deficit accumulated during the development stage	(269,531)
Total Stockholders’ Deficit	(93,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,835

See accompanying summary of accounting policies and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended August 31, 2005 & 2004

Period from April 1, 2002 (Inception) Through August 31, 2005

	Year Ended August 31,		Inception through August 31,
	2005	2004	2005

Sales	$7,130	$-	$7,130
Costs of Goods Sold	(1,567)	-	(1,567)

Gross Profit	5,563	-	5,563

Expenses:
General and administrative expenses	238,220	25,552	269,741

Net operating loss	(232,657)	(25,552)	(264,178)

Interest expense	(5,353)	-	(5,353)

Net loss	(238,010)	(25,552)	(269,531)

Foreign currency translation	2,245	(166)	2,079

Total Comprehensive Loss	$(235,765)	$(25,718)	$(267,452)

Net loss per share:
Basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	2,758,938	2,142,070

See accompanying summary of accounting policies and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from April 1, 2002 (Inception) through August 31, 2005

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total
	Shares	Amount
Issuance of common stock for cash	1,950,000	$1,950	$50	$-	$-	$2,000
Net loss	-	-	-	(2,024)	-	(2,024)
Balance, August 31, 2002	1,950,000	1,950	50	(2,024)	-	(24)
Net loss	-	-	-	(3,945)	-	(3,945)
Balance, August 31, 2003	1,950,000	1,950	50	(5,969)	-	(3,969)
Issuance of common stock for cash	682,500	683	101,617	-	-	102,300
Expenses paid by shareholder	-	-	1,000	-	-	1,000
Foreign currency translation	-	-	-	-	(166)	(166)
Net loss	-	-	-	(25,552)	-	(25,552)
Balance, August 31, 2004	2,632,500	2,633	102,667	(31,521)	(166)	73,613
Issuance of common stock for cash	125,000	125	49,875	-	-	50,000
Issuance of common stock for services	50,000	50	7,450	-	-	7,500
Discount on Convertible Debt	-	-	11,111			11,111
Foreign currency translation	-	-	-	-	2,245	2,245
Net loss	-	-	-	(238,010)	-	(238,010)
Balance, August 31, 2005	2,807,500	$2,808	$171,103	$(269,531)	$2,079	$(93,541)

See accompanying summary of accounting policies and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONOSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended August 31, 2005 & 2004

Period from April 1, 2002 (Inception) Through August 31, 2005

	Year Ended August 31,		Inception through August 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238,010)	$(25,552)	$(269,531)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	1,199	-	1,199
Stock Issued for Services	7,500	-	7,500
Amortization of debt discount	2,778	-	2,778
Expense paid by shareholder	-	1,000	1,000
Change in current assets and liabilities:
Inventory	(15,417)	-	(15,417)
Other current assets	221	(221)	-
Deposits	(12,649)	-	(12,649)
Accounts payable & accrued expenses	4,717	533	5,895
Accounts payable – related parties	55,214	-	55,214
CASH FLOWS USED IN OPERATING ACTIVITIES	(194,447)	(24,240)	(224,011)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,266)	(2,425)	(3,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	50,000	102,300	154,300
Payments to shareholders	(24,268)	-	(24,268)
Advances by shareholders	24,268	-	27,868
Proceeds from convertible debt	100,000	-	100,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	150,000	102,300	257,900

Effect of exchange rate changes on cash	2,245	(166)	2,079

NET DECREASE IN CASH	(43,468)	75,469	32,277
Cash, beginning of period	75,745	276	-
Cash, end of period	$32,277	$75,745	$32,277

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Discount on convertible debt	$11,111	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

HIGHLAND CLAN CREATIONS, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business

Highland Clan Creations, Corp. (“Highland Clan”) was incorporated in Nevada on April 1, 2002, to establish a chain of juice-smoothie stores. Highland Clan has recently commenced operations, since completion of creating Bodysentials Health & Beauty, Inc. (originally called Legacy Bodysentials, Inc.) as a wholly owned subsidiary. Bodysentials has developed a nutritional beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements which may be added to our beverages or sold separately. Highland Clan intends to market and sell these products in stores and through their website and network marketing throughout North America.

Foreign exchange

The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Principles of Consolidation

The August 31, 2005 consolidated financial statements include the accounts of Highland Clan’s wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. Highland Clan's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or August 31, 2005, as applicable.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Such estimates include providing for amortization of property, plant, and equipment, and valuation of inventory. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash, accounts payable and accrued liabilities, due to shareholder, and long term debt approximate fair value. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending June 30, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

NOTE 2 - GOING CONCERN

Highland Clan's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Highland Clan has incurred net losses of $238,010 and $25,552 for the years ended August 31, 2005 and 2004. This condition raises substantial doubt about Highland Clan’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Components of property, plant, and equipment, at August 31, 2005 are as follows:

Computer equipment	$3,061
Office equipment	630
Total cost	3,691
Less: accumulated depreciation and amortization	(1,199)
Net book value	$2,492

Depreciation and amortization expense was $1,199 and $ 0 for the year ended August 31, 2005 and 2004, respectively.

NOTE 4 – INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2005 are as follows:

August 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$93,000
Less, Change in valuation allowance	(93,000)
Total net deferred tax asset	$-

Highland Clan follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $104,000 at August 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2005 was approximately $93,000.

At August 31, 2005 Highland Clan had net operating loss carryforwards amounting to approximately $62,000 and $207,000 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2022 and 2011 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2005 is as follows:

2005
Tax at U.S. statutory rate	34.0%
State tax rate, net of federal benefits	0.0
Foreign tax rate in excess of U.S. statutory rate	6.0
Change in valuation allowance	(40.0)
Effective tax rate	0.0%

NOTE 5 – COMMON STOCK

At inception, Highland Clan issued 1,950,000 shares of stock to its founding shareholder for $2,000 cash.

During the quarter ending May 31, 2004 Highland issued 682,500 shares of common stock for $102,300.

During the quarter ending November 30, 2004 Highland issued 50,000 shares of common stock for services valued at $7,500

During the quarter ending May 31, 2005 Highland issued 125,000 shares of common stock for $50,000 or $0.40 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

In April 2004 the majority shareholder of Highland Clan transferred 975,000 shares of her personal common stock of Highland Clan to the current President of Highland Clan as an incentive to join the company. The shares will be valued at $1,000 or her historical basis. The current President of the company is the father of the founder.

Highland Clan has two month to month agreements with related parties for consulting services of $3,000 and $1,000 per month, respectively.

NOTE 7 – ADVANCES - SHAREHOLDERS

Highland Clan received advances of $27,868 that are non-interest bearing, due on demand, and are to be repaid as cash becomes available. During the year ending August 31, 2005 $24,268 of the total advanced was repaid. As of August 31, 2005 $3,600 is owed to the shareholder.

NOTE 8 - CONVERTIBLE DEBT

The company has secured a short-term note of $100,000 with interest at a rate of 11% per annum. The loan includes conversion rights that at any time after the Advancement Date, the Lender may by written notice to the Company, exercise its rights of Conversion in respect of either a portion of or the total outstanding amount of the Loan plus accrued Interest as of that date into Shares of the Company, at such price per Share as is equal to the lesser of:

•	90% of the current market value of the Company's equity securities quoted on the OTC:BB as of the Advancement Date; or
•	90% of the current market value of the Company’s equity securities quoted on the OTC:BB as of the day that Notice of Conversion is provided to the Company.

The note was discounted by $11,111 or the beneficial conversion feature. The discount will be amortized over the life of the note. As of August 31, 2005 $2,778 was amortized.

As part of the agreement Highland Clan is to register the common shares through a registration statement. If the Registration Statement is not declared effective within 180 days from the Notice of Conversion, the Company shall pay the Lender a liquidated damages penalty of 1% of the Loan for every month that the Registration Statement is not declared effective to a maximum of 6% of the Loan.

NOTE 9 – COMMITMENTS

Office lease

On September 28, 2004, Highland Clan entered into an office lease. The lease begins November 1, 2004 with a three year term. The lease requires a security deposit of $11,799. The monthly rent payments will be as follows:

Amount
November 1, 2004 – October 31, 2004	$1,159
November 1, 2005 – October 31, 2006	$1,207
November 1, 2006 – October 31, 2007	$1,255

Software licensing agreement

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brent McMullin	President & Director	63	April 27, 2004
Brett Stewart	Secretary, Treasurer & Director	27	April 1, 2002

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

From 1994 to October 2001, Mrs. Stewart has worked for several different companies, including MacKenzie Financial Corporation (Marketing Office, Sol Massage Therapy/Gold’s Health & Fitness, the Aldo Group and

Legacy Bodysentials Manufacturing, where her duties included reception, couriers/mail, co-op marketing processing, expense reports, marketing packet mail outs, office supplies/suppliers, inventory, office invoice processing, preparing reports and general office duties.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

Our president received a monthly consulting fee of approximately $2,500 since April 2004. Our former president (who is remaining as our secretary and treasurer) did not receive any cash or other compensation during the fiscal years ended August 31, 2005, 2004, 2003 and 2002.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2005, 2004 and 2003 to our executive officers and directors. There were no stock options outstanding as at August 31, 2005. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of November 29, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brett Stewart 1408 Strathmore Mews Vancouver, British Columbia V6Z 3A9	975,000 common shares	35%
Brent McMullin 1815 Lilac Drive Surrey, British Columbia V4A 6C7	975,000 common shares	35%
Directors and Officers (as a group)	1,950,000 common shares	70%

(1)            Based on 2,807,500 shares outstanding as of November 29, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

None

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2          Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005 were $15,900.

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 were $5,700.

Audit Related Fees

For the fiscal year ended August 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended August 31, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

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

•	approved by our audit committee (which consists of entire Board of Directors); or
•

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

Date: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin

Brent McMullin, President and Director (Principal Executive Officer)

Date: December 14, 2005

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: December 14, 2005