Form 10QSB
period 2005-11-30
HIGHLAND CLAN CREATIONS CORP
filed 2006-01-23
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-101133

Highland Clan Creations Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0379351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#17 - 936 Peace Portal Drive, Blaine, Washington 98230
(Address of principal executive offices)

(360) 306-5275
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

2,807,500 common shares issued and outstanding as at January 23, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

November 30, 2005
ASSETS

Current assets
Cash	$6,174
Inventory	15,088
Deposits	4,335
Total current assets	25,597

Property & equipment, net	2,269

Total Assets	$27,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$12,801
Accounts payable – related party	58,181
Notes Payable, net	94,445
Advances – shareholders	3,600
Total current liabilities	169,027

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 2,807,500 shares issued and outstanding	2,808
Additional paid in capital	171,103
Accumulated other comprehensive income	776
Deficit accumulated during the development stage	(315,848)
Total Stockholders’ Deficit	(141,161)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,866

See accompanying notes to financial statements

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three Months Ended November 30, 2005 and 2004,

and for the Period from April 1, 2002 (Inception) through November 30, 2005

(Unaudited)

	Three Months Ended November 30,		Inception through November 30,
	2005	2004	2005

Sales	$4,076	$-	$11,206

Cost of Good Sold	(1,820)	-	(3,387)

Gross Profit	2,256	-	7,819

Expenses:
General and Administrative	43,056	44,076	312,796

Net Operating Loss	(40,800)	(44,076)	(304,977)

Interest Expense	(5,518)	-	(10,871)

Net Loss	(46,318)	(44,076)	(315,848)

Foreign Currency Translation	776	19	2,855

Total Comprehensive Net Loss	$(45,542)	$(44,057)	$(312,993)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,807,500	2,673,159

See accompanying notes to financial statements

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended November 30, 2005 and 2004,

and for the Period from April 1, 2002 (Inception) through November 30, 2005

(Unaudited)

	Three Months Ended November 30,		Inception through November 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,318)	$(44,076)	$(315,848)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	311	277	1,510
Amortization of debt discount	2,778	-	5,556
Expenses paid by Shareholder	-	-	1,000
Shares issued for services	-	7,500	7,500
Change in current assets and liabilities:
Inventory	329	-	(15,088)
Deposits	8,314	(12,533)	(4,335)
Other current assets	-	(401)	-
Accounts payable & Accrued Expenses	6,906	2,333	12,801
Accounts payable related parties	-	-	58,181
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,680)	(46,900)	(248,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(902)	(3,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	154,300
Payment to shareholders	-	-	(24,268)
Proceeds from shareholders	-	-	27,868
Proceeds from convertible debt	-	-	100,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	257,900

Effect of exchange rate changes on cash	1,577	185	688

NET DECREASE IN CASH	(26,103)	(47,617)	6,174
Cash, beginning of period	32,277	75,745	-
Cash, end of period	$6,174	$28,128	$6,174

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Highland Clan Creations Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2005 as reported in Form 10-KSB, have been omitted.

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

Business Operations

We have been in operations since our fiscal year ended August 31, 2004. Since completion of our initial public offering we have established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells health and nutritional products, including a beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements that may be added to our beverages or sold separately. We intend to add items to our initial product offering and are also considering additional means in which to market and sell our products. We recently added a diet product called Cinergy to our product line. Although we originally intended to market and sell our products in stores, we determined it was more cost effective to offer our products through our e-commerce website at www.bodysentials.com and, specifically, through internet marketing. We have developed a marketing plan for our products with the assistance of an experienced marketing consultant. Our products are available for purchase on our website. We have commenced sales of our products but have very limited revenues to date. During the period ended November 30, 2005 we had a total of $4,076 in revenues.

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

Marketing, Advertising and Promotion

Originally we intended to offer our products through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we subsequently conducted market research and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products could be cost effectively and efficiently sold through additional means, specifically via internet marketing through our secure order platform on our website at www.bodysentials.com. We operate our business through our subsidiary Bodysentials. As part of our plan of operations, we also plan to continue with our marketing program to build our brand name.

Properties

We currently lease office and warehouse space in Langley, British Columbia. On September 28, 2004 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease is for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. We pay approximately $1500 per month. We also have an administrative mailing office at #17 Peace Portal Drive, Blaine, Washington, 98230. We have two website addresses, our original site www.highlandsmoothies.com as well as our new website www.bodysentials.com.

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

Health Related Products

We also intend offer other products including nutritional supplement drinks, vitamins, supplements, energy bars, hair and skin care products and other health related products. In particular, we currently sell an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. We have also added a new diet product known as Cinergy to our product line. These products are available for purchase on our website www.bodysentials.com.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2006.

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

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2006.

Results of Operations

Our company posted losses of $46,318 for the three months ending November 30, 2005, losses of $44,076 for the three months ending November 30, 2004 and losses of $315,848 since inception to November 30, 2005. The principal component of the losses was for general and administrative expenses.

Operating expenses for the three months ending November 30, 2005 were $43,056 compared to our operating expenses for the three months ending November 30, 2004 of $44,076 and our expenses from inception to November 30, 2005 which were $312,796.

Financial Condition, Liquidity and Capital Resources

At November 30, 2005, we had working deficit of $141,161.

At November 30, 2005, our company's total assets of $27,866, which consisted mainly of cash of $6,174 and inventory of $15,088.

At November 30, 2005, our company's total liabilities were $169,027.

We had a total of $4,076 in revenues in the three months ending November 30, 2005, and our total revenues since inception are $11,206. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Plan of Operation

Our primary objectives over the 12 months ending November 30, 2006, will be to commence product sales through our internet marketing program via our e-commerce website.

Cash Requirements

Over the next twelve months we intend to use funds for normal operations and our efforts to increase product sales, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000
Capital Expenditures	$4,000
Operations
Marketing & Sales	$10,000
Inventory	$56,000
Working Capital	$10,000
Total	$200,000

As November 30, 2005, we had working deficit of $141,161. Currently we have sufficient funds to continue normal operations and marketing of our products until February, 2006 by which date we may need additional funds. We plan to raise any additional capital required through sales of our securities in secondary offerings or private placements. We raised $102,300 pursuant to an SB-2 registration statement, declared effective September 26, 2003, by selling 682,500 shares of common stock at a price of $0.15 per share. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds were used to fund continuing operations, including the manufacture and sale of our current and future products. Otherwise, we have relied on loans from directors to continue our operations.

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

We have historically incurred losses, and through November 30, 2005 have incurred losses of $315,848 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

If we are unable to increase our revenues from product sales over the next 4 months, we will need to raise additional working capital through private placements, public offerings and/or bank financing. As of January 13, 2006, we were not in discussions with any potential investors.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended August 31, 2005, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. During the period ended November 30, 2005 we generated $4,076 in revenue. We have limited assets with which to create operating capital. We raised $102,300 pursuant to an SB2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share which was used to fund our continued operations, including the manufacture and sale of our products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds are being used to fund continuing operations, including the manufacture and sale of our current and future products. We currently have sufficient capital to last for the next four months. If we do not generate sufficient revenues before then, we will require additional financing to continue our operations. We anticipate needing approximately $50,000 in additional capital by January 2006. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: January 23, 2006

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: January 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin

Brent McMullin, President and Director

Date: January 23, 2006

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

Date: January 23, 2006