Form 10QSB
period 2006-02-28
HIGHLAND CLAN CREATIONS CORP
filed 2006-04-19
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]     No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

39,305,000 common shares issued and outstanding as at April 12, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(unaudited)

February 28, 2006
ASSETS

Current assets
Cash	$1,798
Inventory	15,289
Deposits and other assets	1,633
Total current assets	18,720

Property & equipment, net	1,993

Total assets	$20,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$29,045
Accounts payable – related parties	59,282
Convertible notes payable, net	97,223
Advances – shareholders	16,062
Total current liabilities	201,612

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 350,000,000 shares authorized, 39,305,000 shares issued and outstanding	39,305
Additional paid in capital	134,606
Accumulated other comprehensive income	2,168
Deficit accumulated during the development stage	(356,978)
Total stockholders’ deficit	(180,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,713

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended February 28, 2006 and 2005,

and for the Period from April 1, 2002 (Inception) through February 28, 2006

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,		Inception through February 28,
	2006	2005	2006	2005	2006

Sales	$ 6,316	$1,506	$10,392	$1,506	$17,522

Cost of goods sold	(3,058)	(273)	(4,878)	(273)	(6,445)

Gross profit	3,258	1,233	5,514	1,233	11,077
General and administrative	(39,499)	(42,350)	(82,555)	(86,426)	(352,296)

Net operating loss	(36,241)	(41,117)	(77,041)	(85,193)	(341,219)

Interest expense	(4,888)	-	(10,406)	-	(15,759)

Net loss	(41,129)	(41,117)	(87,447)	(85,193)	(356,978)

Foreign currency translations	(687)	-	89	-	2,168

Net comprehensive loss	$ (41,816)	$(41,117)	$(87,358)	$(85,193)	$(354,810)

Net loss per share:
Basic and diluted	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	39,305,000	38,439,618	39,305,000	37,934,008

See accompanying notes to financial statements

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended February 28, 2006 and 2005,

and for the Period from April 1, 2002 (Inception) through February 28, 2006

(unaudited)

	Six Months Ended February 28,		Inception through February 28,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (87,447)	$(85,193)	$(356,978)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	634	556	1,829
Amortizaton of debt discount	5,556	-	8,334
Expenses paid by shareholder	-	-	1,000
Shares issued for services	-	7,500	7,500
Change in current assets and liabilities:
Inventory	128	(15,787)	(15,289)
Deposits	11,016	(9,676)	(1,633)
Accounts payable and accrued expenses	23,150	(309)	29,045
Accounts payable related parties	-	-	59,282
CASH FLOWS USED IN OPERATING ACTIVITIES	(46,963)	(102,909)	(266,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(1,124)	(3,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000	154,300
Repayment of advances - shareholders	-	-	(24,268)
Proceeds from advances - shareholders	12,462	-	40,330
Proceeds from convertible debt	-	-	100,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,462	50,000	270,362

Effect of exchange rate changes on cash	4,022	(1,078)	2,037

NET INCREASE (DECREASE) IN CASH	(30,479)	(55,111)	1,798
Cash, beginning of period	32,277	75,745	-
Cash, end of period	$ 1,798	$20,634	$1,798

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$-	$-
Income taxes paid	$ -	$-	$-

See accompanying notes to financial statements

HIGHLAND CLAN CREATIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Highland Clan Creations Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end August 31, 2005 as reported in form 10-KSB, have been omitted.

NOTE 2 – ADVANCES SHAREHOLDERS

During the six month ending February 28, 2006 shareholders of the Company advanced an additional $12,462 to the company. The advances do not bear interest and are payable on demand.

NOTE 3 – SUBSEQUENT EVENTS

On March 9, 2006, we entered into a Share Purchase Agreement (the “Agreement”) with Dr. Christopher Starr, Erich Sager, Dr. Todd Zankel and Falcon Corporate Investments Ltd. for the purchase by our company of all of the issued and outstanding shares of Raptor Pharmaceutical Inc. Closing of the Agreement is subject to a number of customary closing conditions and is scheduled on or before June 30, 2006, or on such other date as the parties may agree.

The Agreement requires that we effect a forward split of our authorized, issued and outstanding share capital on a fourteen (14) for one (1) basis (the “Forward Split”) prior to the closing of the Agreement.

In consideration for all of the issued and outstanding shares of Raptor Pharmaceutical Inc., we will issue to each of Dr. Christopher Starr and Dr. Todd Zankel 3,000,000 post-Forward Split shares of our common stock and to each of Falcon Corporate Investments Ltd. and Erich Sager 1,000,000 post-Forward Split shares of the common stock.

Additionally, on March 9, 2006 the Company agreed to arrange a financing of $3,500,000 by the issuance of 7,000,000 common stock units (“Units”) for $.50 per unit, to be sold prior to the closing of the Agreement. A Unit includes one (1) share of common stock (post-Forward Split)

and one (1) stock purchase warrant with an exercise price of $.50 per share. The warrants expire 18 months from the date of issue.

On March 22, 2006, our board of directors approved a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we will issue fourteen (14) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The stock split is presented retroactively in these financial statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "Highland Clan" mean Highland Clan Creations Corp. and our wholly owned subsidiary, Bodysentials Health and Beauty Inc., unless otherwise indicated.

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

Our business plan has been to offer nutritional drinks, supplements and related health products. Originally we intended to offer our beverages and related products only through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we conducted market research since then and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products can be cost effectively and efficiently sold through additional means, specifically via network marketing. We are currently offering two nutritional beverages in the form of an orange drink and a milkshake. These beverages were developed by our president, Brent McMullin, and will be produced and sold by our subsidiary, Bodysentials. We also offer an herbal supplement known as ASDEW and a skin care product line known as Mei Sing, both of which were developed by our president, Brent McMullin, and his wholly owned company Legacy Manufacturing Inc. We also intend to offer a diet product if we are able to obtain sufficient financing.

We raised a total of $102,300 pursuant to our SB-2 registration statement, which was declared effective on September 26, 2003. The offering had a minimum of common stock issuance with value of $80,000. We closed the offering on March 26, 2004. Management did not purchase shares in the offering in order to reach the minimum. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share. These funds were used to fund our continued operations, including the manufacture and sale of our current products. In May 2005 we raised a total of $100,000 by way of issuance of a convertible loan. These were used to fund our operations, including the manufacture and sale of our products.

Business Operations

We have been in operations since our fiscal year ended August 31, 2004. Following completion of our initial public offering we established a wholly owned subsidiary, Bodysentials. Bodysentials produces and sells health and nutritional products, including a beverage in the form of an orange drink and a milkshake, as well as several nutritional supplements that may be added to our beverages or sold separately. We added items to our initial product offering and considered additional means in which to market and sell our products. We recently added a diet product called Cinergy to our product line. Although we originally intended to market and sell our products in stores, we determined it was more cost effective to offer our products through our e-commerce website at www.bodysentials.com and, specifically, through Internet and network marketing. We developed a marketing plan for our products with the assistance of an experienced marketing consultant. Our products are available for purchase on our website. We have had sales of our products but have very limited revenues to date. During the period ended February 28, 2006 we had a total of $6,316 in revenues.

During the period ended May 31, 2005, Bodysentials entered into a software licensing agreement with Internet Next Step Consulting Ltd. to provide us with a network marketing software solution for our website at www.bodysentials.com. The software package provides Internet marketing functions, including allowing members (i.e. distributors of our products) to have their own replicated website, a members’ lounge and distributor tracking capacity. We are committed to paying a total of $60,000 in licensing fees over the next two years in respect of this software. In addition we are committed to paying $500 per month for server access and $200 per month maintenance fee.

We ran out of substantially all of our funds subsequent to the period ended February 28, 2006. We were unable to secure additional financing to survive and continue with our current business operations. As such, our directors conducted an in-depth analysis of related future opportunities for companies in the health and nutrition industry. To better protect stockholder interests and provide future appreciation, we decided to pursue an opportunity in the biotech industry.

Marketing, Advertising and Promotion

Originally we intended to offer our products through the establishment of up to two stores, (or, if we raised less money, up to two food court kiosks). However, we subsequently conducted market research and, based in large part on the past experiences of our president, Brent McMullin, we determined that our products could be cost effectively and efficiently sold through additional means, specifically via Internet and network marketing through our secure order platform on our website at www.bodysentials.com. We operate our business through our subsidiary Bodysentials.

Properties

We leased office and warehouse space in Langley, British Columbia. On September 28, 2004 our wholly owned subsidiary, Bodysentials, entered into a lease agreement for a term of 3 years commencing November 1, 2004. The lease was for office and warehouse space necessary to operate our business and includes suitable space for office administration, storage of inventory, packaging and labelling products, and carrying out other corporate functions. We paid approximately $1,500 per month. However, in February 2006 we had insufficient funds to pay our rent and we negotiated the termination of our lease obligations on March 21, 2006 by securing a new tenant. We still have an administrative mailing office at #17 Peace Portal Drive, Blaine, Washington, 98230. We have a website at www.bodysentials.com.

Competition

The nutritional supplement and health products business is highly competitive with respect to price, product offering, formulations and quality, and there are many well-established competitors. Certain factors, such as substantial price discounting, increased costs and the availability of experienced management and employees may adversely affect the industry in general and us in particular. We compete with a large number of health related product companies. Most of our competitors have financial resources superior to ours, so there can be no assurance that our projected income will not be affected by our competition. We expect this competition to increase. We also compete against established Internet and network marketing companies, many of whom have significant resources and operating histories. As a result, there can be no assurance that successful and profitable operation of our business will ever occur.

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

PRODUCTS

Our product line included our nutritional supplement drink mix developed for youth, GP 4.0. This product came in two varieties, an Orange Drink for use in the morning and a Milk Shake for use in the afternoon. GP 4.0 was developed with the assistance of Dr. Bruce Woolley, Doctor of Pharmacy, Professor of Nutrition and Post Doctorate Fellow of the University of Southern California. The British Columbia government then provided funds to help Bodysentials with the development of these beverages. British Columbia Research, located at the University of British Columbia, developed the delivery system, in the form of the Orange Drink in the morning before school and the Milk Shake for use after school. Bodysentials then engaged the assistance of a specialist in biochemistry (Masters Degree) who assembled and selected the active ingredients for youth effectiveness. Although developed for youth, GP 4.0 can also be used by adults and seniors who want to obtain added nutritional benefits.

We also sold an herbal supplement known as ASDEW and a skin care line known as Mei Sing, both of which were developed by our president, Brent McMullin and his wholly owned company, Legacy Manufacturing Inc. We also sold a new diet product known as Cinergy to our product line. This product was developed with the assistance of Dr. Bruce Woolley and contains a blend of Bromelain, Chromium, Cinnamon Extract, Grape Seed Extract, Hoodia Gordonii, Papain. These products are available for purchase on our website www.bodysentials.com.

We ran out of funds subsequent to the period ended February 28, 2006 and we were unable to secure additional financing to survive and continue with our current business operations. As such, we have suspended sales of our products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2007.

Employees

Currently there are no full time or part-time employees of our company. However, our president, Brent McMullin, is a full time consultant of our company, and our secretary, Brett Stewart, is a part time consultant of our company. In addition, Brad McMullin who is the son of Brent McMullin, our president, is a full time consultant of our company.

Purchase or Sale of Equipment

Other than purchasing computer and office equipment necessary for operating our business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2007.

Subsequent Events

On March 9, 2006, we entered into a Share Purchase Agreement with Dr. Christopher Starr, Erich Sager, Dr. Todd Zankel and Falcon Corporate Investments Ltd. for the purchase by our company of all of the issued and outstanding shares of Raptor Pharmaceutical Inc. Closing of the Share Purchase Agreement is subject to a number of customary closing conditions and is scheduled on or before June 30, 2006, or on such other date as the parties may agree, to be held at such place and time as the parties may agree.

The Share Purchase Agreement provides that we will effect a forward split of our authorized, issued and outstanding share capital on a fourteen (14) for one (1) basis (the “Forward Split”) before the completion of the Share Purchase Agreement. In consideration for all of the issued and outstanding shares of Raptor Pharmaceutical Inc., we will issue to each of Dr. Christopher Starr and Dr. Todd Zankel 3,000,000 post-Forward Split shares of our common stock and to each of Falcon Corporate Investments Ltd. and Erich Sager 1,000,000 post-Forward Split shares of the common stock.

Based on the new opportunity, we agreed to arrange a financing of $3,500,000, consisting of 7,000,000 post-Forward Split units at a price of $0.50 per unit before the completion of the Share Purchase Agreement. Each unit will comprise one post-Forward Split share of our common stock and one stock purchase warrant with an exercise price of $0.50 per share for a period of 18 months.

We agreed to register the resale of the units under a registration statement to be filed with the Securities and Exchange Commission and we agreed to pay liquidated damages equal to 5% of the proceeds raised, payable in units of our securities, if we fail to file a registration statement within 30 days after we file a current report on Form 8-K to announce the completion of the Share Purchase Agreement. The parties’ obligations to close the Share Purchase Agreement are conditioned upon our successful completion of the $3,500,000 financing. We have the option to raise up to an additional $500,000 on the same term. We also agreed to sell our current business for an amount approximately equal to the value of our current debt.

Raptor Pharmaceutical Inc. is a development stage corporation incorporated in the State of Delaware in 2005. Raptor Pharmaceutical Inc. recently completed a purchase of intellectual property, from BioMarin Pharmaceutical Inc. (NASDAQ: BMRN), related to the potential use of a receptor associated protein, RAP, as a drug or drug delivery platform to selectively deliver therapeutic products across the blood brain barrier and other tissues. The RAP technology is in the early development stage and there can be no assurance that, following the closing of the Share Purchase Agreement, we will be able to develop valuable or commercially successful products from the RAP technology or any at all. To assist Raptor Pharmaceutical Inc. with the development of its technology until the completion of the Share Purchase Agreement, we agreed to arrange for a third party to lend Raptor Pharmaceutical Inc. $200,000 pursuant to a promissory note, accruing interest at 10% per annum, which will mature the earlier of the closing of the Share Purchase Agreement or six months.

On March 22, 2006, our board of directors approved a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we will issue fourteen (14) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split.

The change in our Articles of Incorporation was filed with the Nevada Secretary of State effective April 4, 2006. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 per share to 350,000,000 shares of common stock with a par value of $0.001 per share. This increased our issued and outstanding share capital from 2,807,500 shares of common stock to 39,305,000 shares of common stock.

The forward stock split is effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on Tuesday, April 4, 2006 under the new stock symbol “HCLN”. The new CUSIP number is 43004N 20 4.

Results of Operations

Comparison of Results for the three month period ended February 28, 2006 to the three month period ended February 28, 2005.

Our company posted losses of $(41,129) for the three months ended February 28, 2006, losses of $(41,117) for the three months ended February 28, 2005.

Operating expenses for the three months ended February 28, 2006 were $39,499 compared to our operating expenses for the three months ended February 28, 2005 of $42,350.

Comparison of Results for the six month period ended February 28, 2006 to the six month period ended February 28, 2005.

Our company posted losses of $(87,447) for the six months ended February 28, 2006, losses of $(85,193) for the six months ended February 28, 2005 and losses of $(356,978) since inception to February 28, 2006. The principal component of the losses was for general and administrative expenses.

Operating expenses for the six months ended February 28, 2006 were $82,555 compared to our operating expenses for the six months ended February 28, 2005 of $86,426 and our expenses from inception to February 28, 2006 which were $352,296.

Financial Condition, Liquidity and Capital Resources

At February 28, 2006, we had a working capital deficit of $(182,892).

At February 28, 2006, our company had total assets of $20,713, which consisted of cash of $1,798, deposits and other assets of $1,633, property and equipment of $1,993 and inventory of $15,289.

At February 28, 2006, our company's total liabilities were $201,612.

We had a total of $6,316 in revenues in the three months ended February 28, 2006, and our total revenues since inception to February 28, 2006 are $17,522. We do not expect to purchase any significant equipment. We do not expect any significant changes in the number of our employees.

Plan of Operation

Our primary objectives over the 12 months ending February 28, 2007, will be to complete the acquisition of Raptor Pharmaceutical Inc.

Cash Requirements

Over the next twelve months we intend to use funds for acquisition of Raptor Pharmaceutical Inc. and to implement the business of Raptor Pharmaceutical Inc., as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$120,000
Operations
Research and Development	$200,000

Working Capital	$150,000
Total	$470,000

We have only estimated the amount of capital resources required based on preliminary information we have received from Raptor Pharmaceutical Inc. If and when we complete our acquisition of Raptor Pharmaceutical Inc., We will update our estimated funding required during the next twelve months in a current report on Form 8-K.

As February 28, 2006, we had a working capital deficit of $(180,899). Currently we have insufficient funds to continue normal operations and marketing of our products. We need additional funds immediately. We plan to raise any additional capital required through sales of our securities in secondary offerings or private placements.

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

We have historically incurred losses, and through February 28, 2006 have incurred losses of $354,810 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

We must generate sufficient revenues to operate our business profitably and if we do not we may have to cease operations. During the period ended February 28, 2006 we generated $6,316 in revenue. We have limited assets with which to create operating capital. We raised $102,300 pursuant to an SB-2 registration statement declared effective on September 26, 2003. We commenced operations but required additional financing to proceed with our product offering and for additional products. In February 2005 we completed a private placement of US$50,000 at a price of US$0.40 per share that was used to fund our continued operations, including the manufacture and sale of our products. In May 2005 we raised an additional $100,000 by way of convertible loan. These funds have been used to fund continuing operations, including the manufacture and sale of our products. We require additional financing to continue our operations. We anticipate needing approximately $50,000 in additional capital as soon as possible. If we do not generate sufficient revenues from our operations or raise additional financing to allow us to continue operations we may have to cease operations.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

N/A.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 12, 2002).

3.3 Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2006).

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

Date: April 19, 2006

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: April 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent McMullin

Brent McMullin, President and Director

Date: April 19, 2006

By: /s/ Brett Stewart

Brett Stewart, Secretary, Treasurer and Director

Date: April 19, 2006