Form 10QSB
period 2006-05-31
RAPTOR PHARMACEUTICALS CORP.
filed 2006-07-17
CIK 1203944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________
Commission file number 333-101133
Raptor Pharmaceuticals Corp.
(Exact name of small business issuer as specified in its charter)
Delaware	98-0379350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA 94949
(Address of principal executive offices)
(415) 382-8111
(Issuer’s telephone number)
Highland Clan Creations Corp., #17 - 936 Peace Portal Drive, Blaine, Washington 98230
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No  [X]

     The registrant has 29,633,333 shares of common stock outstanding as of July 10, 2006.

     Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No  [X]

RAPTOR PHARMACEUTICALS CORP.
Table of Contents
		Page
Part 1 - Financial information
Item 1	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of May 31, 2006	2
	Condensed Consolidated Statements of Operations for the three months ended May 31,
	2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2006	3
	Condensed Consolidated Statement of Cash Flows for the cumulative period from
	September 8, 2005 (inception) to May 31, 2006	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis or Plan of Operation	11
Item 3	Controls and Procedures	32
Part II - Other Information
Item 1	Legal Proceedings	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4	Submission of Matters to a Vote of Security Holders	33
Item 5	Other Information	33
Item 6	Exhibits	34
SIGNATURES		35

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Raptor Pharmaceuticals Corp. (A Development Stage Company) Condensed Consolidated Balance Sheet May 31, 2006 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,915,954
Prepaid expenses	76,368
Receivables – other	16,643
Total current assets	5,008,965
Intangible assets, net	147,500
Fixed assets, net	120,323
Deposits	20,207
Total assets	$5,296,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$344,253
Due to stockholders	23,986
Accrued liabilities	106,652
Deferred rent	16,034
Total liabilities	490,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.001 par value, 10,000,000 shares authorized, zero shares
issued and outstanding	-
Common stock $0.001 par value, 100,000,000 shares authorized 28,833,333
shares issued and outstanding	28,833
Common stock subscribed	860
Additional paid-in capital	5,094,699
Deficit accumulated during development stage	(318,322)
Total stockholders’ equity	4,806,070
Total liabilities and stockholders’ equity	$5,296,995
The accompanying notes are an integral part of these unaudited financial statements.

3
Raptor Pharmaceuticals Corp. (A Development Stage Company) Condensed Consolidated Statements of Operations (Unaudited)
			Cumulative Period
	Three Months		from September 8,
	Ended May 31,		2005 (Inception) to
	2006		May 31, 2006

Revenues:	$-	$
Operating expenses:
General and administrative	53,928		182,253
Research and development	135,130		136,743
Total operating expenses	189,058		318,996
Loss from operations	(189,058)		(318,996)
Interest income	3,733		4,007
Interest expense	(3,333)		(3,333)
Net loss	$(188,658)		$(318,322)
Net loss per share:
Basic and diluted	$(0.02)		$(0.03)
Weighted average shares
outstanding used to compute:
Basic and diluted	11,395,604		10,479,245

The accompanying notes are an integral part of these unaudited financial statements.

4
Raptor Pharmaceuticals Corp. (A Development Stage Company) Condensed Consolidated Statement of Cash Flows Cumulative Period from September 8, 2005 (Inception) to May 31, 2006 (Unaudited)
Cash flows from operating activities:
Net loss	$(318,322)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock subscribed pursuant to a consulting agreement	60
Amortization of intangible assets	2,500
Amortization and depreciation of fixed assets	2,015
Changes in assets and liabilities:
Prepaid expenses	(76,368)
Receivables – other	(16,643)
Intangible assets	(150,000)
Deposits	(20,207)
Accounts payable	344,253
Accrued liabilities	106,652
Deferred rent	16,034
Net cash used in operating activities	(110,026)
Cash flows from investing activities:
Purchase of fixed assets	(122,338)
Cash flows from financing activities:
Proceeds from sale of common stock	5,310,000
Stock issuance costs	(185,668)
Cash advances from stockholders	23,986
Net cash provided by financing activities	5,148,318
Net increase in cash and cash equivalents	4,915,954
-
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period	$4,915,954

The accompanying notes are an integral part of these unaudited financial statements.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp., formerly named Highland Clan Creations Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operation and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     The Company is developing a drug-targeting platform, based on the use of Receptor-Associated Protein (“RAP”). Raptor’s RAP-based delivery technology is being developed for the purpose of selectively target the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. The Company was incorporated in the state of Delaware on May 5, 2006. The Company’s fiscal year end is August 31.

     The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section entitle “Factors that May Affect Future Results” in Item 2 of this Form 10-QSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception.) All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2006, the Company had an accumulated deficit of approximately $318,000. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, collaborative agreements with corporate partners,

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TOCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

The Company’s independent accountants have audited our financial statements for the period from September 8, 2005 (inception) to February 28, 2006, which such statements have been filed with the Securities and Exchange Commission in a Form 8-K dated May 26, 2006. In their audit report to the audited February 28, 2006 financial statements, the independent auditors have included a paragraph indicating substantial doubt as to our Company’s ability to continue as a going concern due recurring operating losses and negative cash flows. To address the negative cash flows, the Company closed a $5 million financing which produced net proceeds to the Company of approximately $4.5 million (net of stock issuance costs and the repayment of a $0.2 million bridge loan.)

     Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

     The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

(d) Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e) Intangible Assets

     Intangible assets include the intellectual property and other rights relating to the RAP technology. The intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(f) Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

(g) Income Taxes

     Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assts to the amount expected to be realized.

(h) Research and Development

     The Company is an early development state company. Research and development costs are charged to expense as incurred.

(i) Net Loss Per Share

     Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share their effect is anti-dilutive.

Potentially dilutive securities include:
May 31, 2006
Warrants to purchase common stock	9,133,333
Options to purchase common stock	2,400,000
Common stock subscribed	60,000
Total potentially dilutive securities	11,593,333

(j) Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in the first fiscal quarter beginning September 1, 2006.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS

No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. The Company is evaluating the requirements under SFAS 123(R) and SAB 107 and expects the adoption to have a significant adverse impact on the Company’s statements of operations and net loss per share. SFAS 123(R) will be effective for the Company beginning with the first fiscal quarter beginning September 1, 2006.

(3) INTANGIBLE ASSETS

     On January 27, 2006, BioMarin Pharmaceutical Inc. (BioMarin) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets and current liabilities on the balance sheet as of May 31, 2006 based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over twenty years, which is the life of the intellectual property patents. During the period from September 8, 2005 (inception) to May 31, 2006 and the quarter ended May 31, 2006, the Company amortized $2,500 and $1,875, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) STOCK OPTION PLAN

     In May 2006 the Company’s stockholders approved the 2006 Equity Compensation Plan (Plan). The Plan life is ten years and allows for the granting of options to employees, directors and consultants to the Company. Typical option grants are for ten years at or above market price based on the last closing price as of the date of grant as quoted on the Over-the-Counter Bulletin Board and vests over three years as follows: 6/36ths on the six month anniversary of the date of grant and 1/36ths per month thereafter. The Company accounts for the plan under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, to stock-based compensation recognized on a straight-line basis.

For the period from
September 8, 2005
	Quarter ended	(inception) to
	May 31, 2006	May 31, 2006
Net loss, as reported	$ (188,658)	$ (318,322)
Add back: stock based compensation expense included in reported net loss	--	--
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(198,536)	(198,536)
Pro forma net loss	$ (387,194)	$ (516,858)
Net loss per share as reported, basic and diluted	$ (0.02)	$ (0.03)
Pro forma net loss per share, basic and diluted	$ (0.03)	$ (0.05)

(5) ISSUANCE OF COMMON STOCK

FOUNDERS’ SHARES

     On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc., the Company issued 8,000,000 shares of common stock to the Raptor Pharmaceutical Inc. stockholders including 3,000,000 shares of common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., the Company’s Chief Executive Officer and Chief Scientific Officer, respectively, 1,000,000 shares of common stock to Erich Sager, a member of our Board of Directors and 1,000,000 shares of common stock to an unrelated third party.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$5 MILLION FINANCING AND REVERSE MERGER

     Pursuant to a binding agreement dated March 8, 2006, with Highland Clan Creations Corp. (HCCC), on May 25, 2006, the Company closed a $5 million financing concurrent with a reverse merger (the “May 2006 Financing”). As part of the binding agreement, HCCC loaned $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing.  Also the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 800,000 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 8,333,333 units at $0.60 per unit. Each unit consists of one share of common stock and one common stock purchase warrant exercisable for one share of common stock at $ 0.60 per share. The warrants are exercisable for 18 months commencing May 25, 2006.

     Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.5 million. The loan was repaid with interest upon closing of the financing. The 8,333,333 warrants issued as part of the May 2006 financing were valued using the Black-Scholes model using a 4.9% risk-free interest rate, an 18-month term, zero dividend rate and 100% volatility totaling $1.6 million. The 800,000 units of stock and warrants issued to the placement agent were valued at $710,000 (based on a value of $0.60 per share for the common stock totaling $480,000 and based on the Black-Scholes model for the warrants, using the same calculations as the 8.3 million warrants, totaling $230,000) and were recorded as both an increase and a decrease to additional paid-in capital on the Company’s condensed consolidated balance sheet, and such transaction has netted out to zero. 12,500,000 shares of common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in the Company’s common stock outstanding on its condensed consolidated balance sheet as of May 31, 2006.

(6) COMMON STOCK SUBSCRIBED

     On September 14, 2005, the Company entered into an agreement with its legal counsel which allows the Company to defer the payment of legal fees until the Company obtains significant financing. Under this agreement the Company is obligated to issue 0.5% of its outstanding common stock to its legal counsel prior to a significant financing. As of May 31, 2006, the Company has not issued such stock and has recorded $60 of legal expense and additional paid-in capital based on the market value of the 60,000 shares of common stock subscribed. Common stock subscribed to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which are recorded at fair value of the consideration received or the fair value of the equity investments issued. The fair value of the common stock subscribed was measured as of the performance commitment date in September 2005. Since there is no specified service period in the agreement, the fair value of $60 was expensed as of the agreement date. In addition to the 60,000 shares of common stock subscribed described above, the Company has recorded 800,000 shares of common stock subscribed representing the common stock portion of the units issued to a placement agent in July 2006 in connection with the May 2006 Financing

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Factors That May Affect Future Results,” and other sections of this Form 10-QSB. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-QSB. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after the filing of this Form 10-QSB to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report. In addition to the other information in this Form 10-QSB, investors should carefully consider the following discussion and the information under “Factors That May Affect Future Results” when evaluating us and our business.

PLAN OF OPERATION

We treated the merger of Raptor Pharmaceuticals Corp., a Delaware corporation, into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the stockholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Milestones

Over the next twelve months, we plan to conduct research and development activities based upon our receptor-associated protein based platform. A brief summary of our primary objectives in the next twelve months for our research and development activities is provided below. Our inability to achieve any of our objectives likely will have a significant adverse impact on our ability to continue as a going concern:

1. Completion of an 800 Square Foot Research and Development Laboratory

We plan to acquire sufficient equipment and supplies to establish a lab for a minimum of five scientists. We anticipate our lab will be self-sufficient in experiments related to molecular biology, protein biochemistry, mammalian cell-culture and protein purification. We have leased space and we have renovated and furnished the lab and we continue to purchase necessary equipment and reagents for the lab. Total costs associated with setting up the lab are not expected to exceed $500,000, including sufficient materials to sustain experiments for the period of one year following initiation of work. We expect that the lab will be fully running by the end of July 2006. The lab has been constructed in space previously used for other purposes. If equipment necessary for some of our experimental work, is not be adequately accommodated in the selected space, outsourcing of such activities, which is typically more expensive, would then be necessary.

2. Recruitment of Laboratory Staff

We plan to hire additional laboratory staff to satisfy the needs of our research and development activities. We have hired three scientists plus one temporary summer intern and may hire additional staff to service scaled-up mammalian cell-culture and protein purification. It is not certain that qualified candidates will be available and, if available, competition for personnel qualified in the required areas is intense and there can be no assurances that we will be able to fill the positions quickly, or at all. Assuming qualified candidates are available, we anticipate hiring additional scientific staff within the next several months.

3. Development of the Blood-Brain Barrier Therapeutic Delivery Technology

We intend to develop and test receptor-associated protein based peptides that selectively bind to transport receptors reported to reside on the blood side of the blood-brain barrier in humans. Such receptors have been identified as a potential means of transporting therapeutic molecules into the brain.

We plan to test the efficacy of fusions between the human receptor-associated protein and a growth factor previously shown to be efficacious in the treatment of Huntington’s disease. Our goal over the next twelve months will be to create an expression construct for a fusion between full length human receptor-associated protein and such growth factor, transfect the construct into an appropriate human cell line and express the fusion in quantities sufficient for purification or essentially bioengineer human DNA which will produce the receptor associated protein fused to a human growth factor.

We plan to establish a collaboration with a contract research lab to test the receptor-associated protein-growth factor fusion in an appropriate animal model. Distribution of radiolabeled fusion to the brain of each treated subject will be assessed. However, it is possible that no appropriate models are available to test the fusion.

We also plan to express and purify a fusion between full-length human receptor-associated protein and a nerve growth factor, which is an important neurotrophic factor that could potentially treat a number of neurodegenerative diseases. We plan to set up a research collaboration with a university laboratory with expertise in the study of this nerve growth factor.

4. Development of Receptor-Associated Protein Peptides for Application to Cancer.

One potential application of our receptor-associated protein based technology is the development of potential inhibitors of a cell surface protease found in a variety of tissues. Inappropriate expression of this protein has been linked to tumor development in a wide variety of cancer types. Inhibition of the enzymatic activity of this protein may slow or halt tumor development. The ability of our inhibitors to specifically block the activation or function of its target has yet to be tested. We recently produced our first inhibitory peptide to this enzyme and plan to begin cell culture binding experiments as soon as the laboratory is fully operational. Collaborations with academic researchers may be necessary to fully test this molecule and secure materials needed for this testing. The first experiments will use cells in culture. If these cell culture experiments are positive, then we plan to test the molecule in non-clinical cancer models.

5. Securing Additional and Complementary Technology Licenses from Others

We intend to extend our development of natural chaperone protein variants to include other potential therapeutic proteins. We plan to establish research collaborations with prominent universities currently working on the development of potential molecules, and to secure licenses from these universities for technology resulting from the collaboration. Specifically, we intend to focus on technologies that support bone deposition or bone creation and which could be used to treat low-bone density conditions, such as osteoporosis, in humans. No assurances can be made regarding our ability to establish such collaborations over the next twelve months, or at all.

We intend to focus our in-licensing activities on identifying complementary therapeutics and therapeutic platforms that offer a number of therapeutic targets.

6. Out-licensing Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in our potential clinical applications. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic receptor-associated protein fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, non-clinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into agreements with them on terms that are satisfactory to us, or at all.

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $2.9 million to implement our operation plan of researching and developing our receptor-associated protein based platform to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Estimated Expenses for the Next Twelve Months
Laboratory Construction and Purchase of Equipment	$400,000
Research and Development Activities	1,100,000
Officer and Employee Compensation and Benefits	1,000,000
Sales and Marketing	0
General and Administrative	300,000
Equipment Loan Repayment	100,000
Total	$2,900,000

Laboratory Construction and Purchase of Equipment / Equipment Loan Repayment

We plan to acquire equipment and supplies for our research and development laboratory, which we anticipate will accommodate a minimum of five scientists. As of May 31, 2006, we spent approximately $85,000 on the lab build-out and equipment. Total costs are not expected to exceed $500,000. Approximately $17,000 of these expenditures will be reimbursed by our landlord as tenant improvement allowances. We are currently negotiating a $500,000 equipment loan to pay for these capital expenditures; the portion of such loan principal repaid over the next 12 months is reflected in the table above as Equipment Loan Repayment.

Research and Development Activities

We plan to conduct further research and development to improve upon our receptor-associated protein based technology in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for patent legal fees and consulting and collaborating fees. We anticipate our research and development costs excluding in-house research and development compensation for the next 12 months will be approximately $1,100,000.

Officer and Employee Compensation

We have hired three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer. We also have hired two permanent scientific staff members and one temporary research summer intern and plan to hire up to three additional scientists to service scaled-up mammalian cell-culture and protein purification tasks within the next 12 month period. We may add up to one additional staff member in finance and administration. We anticipate spending up to approximately $1,000,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $300,000 on general and administration costs in the next twelve months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses excluding finance and administrative compensation.

Contractual Obligations with BioMarin Pharmaceutical Inc.

Under the asset purchase agreement we entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to our receptor-associated protein based technology including NeuroTransTM, which may aid therapeutics in crossing the blood brain barrier to treat diseases affecting the central nervous system, we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

  $50,000 within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
  $100,000 within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
  $500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTrans product candidate;
  $2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
  $5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
  $12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTrans product candidate;

  $5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTrans product candidate;
  $5,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate exceed $100,000,000; and
  $20,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate exceed $500,000,000.

In addition to these milestone payments, we are also obligated to pay BioMarin Pharmaceutical Inc. a royalty at a percentage of our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate. On June 9, 2006, we made a milestone payment in the amount of $150,000 to BioMarin Pharmaceutical Inc. because we raised $5,000,000 in our May 25, 2006 Private Placement financing. If we become insolvent or if we breach our asset purchase agreement with BioMarin due to non-payment and we do not cure our non-payment within the stated cure period, all of our rights to RAP technology will revert back to BioMarin.

Results of Operations: Three Months Ended May 31, 2006 and the Cumulative Period from September 8, 2005 (inception) to May 31, 2006

Net Loss:

Net loss was approximately $189,000 and $318,000 for the three months ended May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2006, respectively. Net loss per share was $(0.02) and $(0.03) for the three months ended May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2006, respectively. Items included in net loss are discussed in detail below.

Revenues and Gross Profit:

We did not generate any revenues or gross profit for all periods reported in this Form 10-QSB.

General and Administrative Expenses:

General and administrative expenses were approximately $54,000 and $182,000 for the three months ended May 31, 2006 and for the cumulative period from September 8, 2006 (inception) to May 31, 2006, respectively. General and administrative expenses include finance and executive salaries, legal, investor relations and allocated human resource expenses and facilities costs. We anticipate these expenses will increase during the next twelve months due to expenses needed to support a public company.

Research and Development Expenses:

Research and development expenses were approximately $135,000 and $137,000 for the three months ended May 31, 2006 and for the cumulative period from September 8, 2006 (inception) to May 31, 2006, respectively. Research and development expenses include scientific staff salaries, lab supplies and small equipment purchased to initially stock the research laboratory, patent counsel and patent fees and allocated human resource expenses and facilities costs. We anticipate these expenses will increase during the next twelve months due to the ramp up of our research development programs.

Interest Income:

Interest income was approximately $3,700 and $4,000 for the three months ended May 31, 2006 and for the cumulative period from September 8, 2006 (inception) to May 31, 2006, respectively. Interest income represented interest earned from a stockholder note receivable entered into and repaid prior to our becoming a public company plus interest earned in our money market account. We anticipate interest income to increase during the next twelve months due to a larger average bank balance over the next twelve months versus our historical bank balances.

Interest Expense:

Interest expense was approximately $3,300 and $3,300 for the three months ended May 31, 2006 and for the cumulative period from September 8, 2006 (inception) to May 31, 2006, respectively. Interest expense represented interest paid on our $0.2 million bridge loan which was repaid on May 26, 2006. We anticipate that interest expense will increase during the next twelve months from an equipment loan which we are currently negotiating.

Liquidity and Capital Resources

As of May 31, 2006, we had approximately $4.9 million in cash, approximately $491,000 in current liabilities and approximately $4.5 million of net working capital.

To-date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million. Our May 2006 Financing raised gross proceeds of $5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest totaled $4.6 million. Prior to the May 2006 Financing, we raised $310,000 through the sale of our common stock. During the period from September 8, 2005 (inception) to May 31, 2006, we spent approximately $110,000 on operations and $122,000 on leasehold improvements, computer hardware, computer software and laboratory equipment. We anticipate that our spending will significantly increase over the next twelve months as we ramp up our operations.

We anticipate that we will not be able to generate revenues until we further develop our drug product candidates and obtain the necessary regulatory approval to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional monies during the next 20 month period to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business, which may be the case if we became insolvent or if we breach our asset purchase agreement with BioMarin due to non-payment and we do not cure our non-payment within the stated cure period and lost all rights to the RAP technology assigned to us by BioMarin.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

On May 25, 2006, HCCC (our predecessor in interest) closed a private placement consisting of 8,333,333 units of our securities at a price of $0.60 per unit, with each unit comprised of one share of our common stock and one common stock purchase warrant. The common stock warrants have an exercise price of $0.60 per share and are exercisable for a period of 18 months commencing May 25, 2006. We received gross proceeds of $5,000,000 through this private placement. As an obligation under the securities purchase agreement for the May 2006 Financing, we were required to file a registration statement with the SEC to register the common stock sold and the common stock issuable upon exercise of the warrants no later than June 24, 2006. We filed the registration statement Form SB-2 on June 21, 2006, which was declared effective by the SEC on July 10, 2006.

On June 9, 2006, HCCC (our predecessor in interest) merged with our subsidiary, Raptor Pharmaceuticals Corp., with our subsidiary as the surviving entity As a result, our authorized share capital became 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Based on our current plan of operations, we believe we have sufficient funds for the next 20 months, after which time we will require additional funds to continue our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In the event that we are unable to raise additional financing in the next 20 months, and fail to generate any cash flow, we may modify our operations plan accordingly.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period September 8, 2005 (inception) to February 28, 2006, as filed with the Securities and Exchange Commission on May 26, 2006 on Form 8-K, our independent registered accountants, Burr, Pilger and Mayer, LLC included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154, as applicable, beginning in the first fiscal quarter beginning September 1, 2006.

In December 2004, Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 123 (Revised 2004), Share-Based Payments. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. We are evaluating the requirements under SFAS 123(R) and SAB 107 and we expect the adoption to have a significant adverse impact on our statements of operations and net loss per share. SFAS 123(R) will be effective for our financial reporting beginning with the first fiscal quarter beginning September 1, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Intangible Assets

Intangible assets include the intellectual property and other rights relating to our receptor-associated protein technology. Our intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of our intellectual property patents.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. We have not identified any such impairment losses to date.

Income Taxes

Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assts to the amount expected to be realized.

Research and Development

Research and development costs are charged to expense as incurred.

Going Concern

The condensed consolidated financial statements included with this Form 10-QSB have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected our unaudited condensed consolidated financial statements.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We adopted our 2006 Equity Incentive Plan on May 12, 2006 and, as such, we will commence recording expenses related stock option grants in our first fiscal quarter beginning on September 1, 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Shares of our common stock are considered speculative during the development stage of our new business operations. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of May 31, 2006 have been prepared assuming that we will continue as a going concern. As of May 31, 2006, we had an accumulated deficit of approximately $312,000. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5,000,000 of gross proceeds in a recent private placement offering of our securities, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

  the progress, timing and scope of our non-clinical studies and clinical trials;
  the time and cost necessary to obtain regulatory approvals;
  the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
  the time and cost necessary to respond to technological and market developments; and
  any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will likely increase in the future. These fixed expenses are likely to increase because we expect to enter into:

  licenses and collaborative agreements;
  contracts for consulting, maintenance and administrative services; and
  financing facilities.

We believe that our cash and cash equivalents balances as of July 10, 2006 of approximately $4.1 million will be sufficient to meet our operating and capital requirements into the second calendar quarter of 2008. These estimates are based on assumptions and estimates, including the availability of an anticipated $500,000 equipment loan from Square 1 Bank. These estimates do not consider the potential cash generated from the exercise of warrants issued in our May 2006 Financing, which could generate up to an additional $5,000,000 within the next 17 months. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products.

We are an early development stage company and have not generated any revenues to date and have a limited operating history. All of our drug product candidates are in the concept stage and have not undergone significant testing in non-clinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in non-clinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

Even if we are able to develop our drug product candidates, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which would adversely affect our financial results and financial condition and we would have to delay or terminate some or all of our research product development programs.

All of our drug product candidates are theoretical and will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

  the possibility that non-clinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
  our drug product candidates may prove to be too expensive to manufacture or administer to patients;
  our drug product candidates may fail to receive necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) or foreign regulatory authorities in a timely manner, or at all;
  our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
  the drug product candidates, once approved, may not achieve commercial acceptance;
  regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
  the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates.

If we fail to develop our drug product candidates, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs and may be forced to cease operations.

If we are limited in our ability to utilize acquired or licensed technologies, we may be unable to develop, out-license, market and sell our product candidates, which could cause delayed new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

We have acquired certain proprietary technology and plan to further license various patents and proprietary technologies owned by third parties. These agreements are critical to our product development programs. These agreements may be terminated, and all rights to the technology and product candidates will be lost, if we fail to perform our obligations under these agreements and licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements. Our inability to continue to maintain these technologies could materially adversely affect our business, prospects, financial condition, and operating results. In addition, our business strategy depends on the successful development of these licensed and acquired technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, market and sell our product candidates, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

If the asset purchase agreement we entered into with BioMarin is terminated, we will lose the right to use or exploit the RAP technology, in which case we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology. BioMarin may terminate the asset purchase agreement upon the occurrence of certain events, including if we enter into certain voluntary bankruptcy proceedings, if we enter into involuntary bankruptcy proceedings that are not dismissed within 90 days after the filing of a petition, or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure period. Although we are not currently involved in any bankruptcy proceedings or in breach of the asset purchase agreement, there is a risk that we may be in the future, giving BioMarin the right to terminate the agreement. We also have the right to terminate the asset purchase agreement at any time by giving BioMarin at least ninety (90) days prior written notice. If the asset purchase agreement is terminated by either party, we must assign back to BioMarin all of our right, title and interest in and to the intellectual property related to the RAP technology, and we will have no further right to use or exploit the patents, copyrights or trademarks in the RAP technology. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop our product candidates.

Our competitors compete with us to attract established biotechnology and pharmaceutical companies or organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. Collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Other companies have already begun many drug development programs, which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug product candidates. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products.

If we do not achieve our projected development goals in the time frames we announce and expect, the credibility of our management and our technology may be adversely affected and, as a result, our financial condition may suffer.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stockholders may lose confidence in our ability to meet these milestones and, as a result, our financial condition may suffer.

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

  conduct research, non-clinical testing and human studies;
  establish pilot scale and commercial scale manufacturing processes and facilities; and
  establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

  the pace of scientific progress in our research and development programs and the magnitude of these programs;
  the scope and results of non-clinical testing and human studies;
  our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
  our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
  competing technological and market developments;
  our ability to establish additional collaborations;
  changes in our existing collaborations;
  the cost of manufacturing scale-up; and
  the effectiveness of our commercialization activities.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our research initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further development or commercialization of our drug product programs, to sell some or all of our technology or assets, to merge with another entity or cease operations.

If we fail to demonstrate efficacy in our non-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our development and commercialization efforts will be greatly dependent upon our ability to demonstrate drug product candidate efficacy in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing drug product candidates in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the drug product candidate’s efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our drug product candidates or technologies if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other drug product candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of our investigational new drug application and new drug application with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful non-clinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years.

If any of our future clinical development drug product candidates become the subject of problems, including those related to, among others:

  efficacy or safety concerns with the drug product candidates, even if not justified;
  unexpected side-effects;
  regulatory proceedings subjecting the drug product candidates to potential recall;
  publicity affecting doctor prescription or patient use of the drug product candidates;
  pressure from competitive products; or
  introduction of more effective treatments;

our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs.

Each clinical phase is designed to test attributes of the drug and problems that might result in the termination of the entire clinical plan can be revealed at any time throughout the overall clinical program. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

If we do not obtain the support of key scientific collaborators, it may be difficult to establish products using our technologies as a standard of care for various indications, which may limit our revenue growth and profitability and could have a material adverse effect on our business, prospects, financial condition and operating results.

We will need to establish relationships with leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. We have not yet established a Scientific Advisory Board. Additionally, although we are in discussions with current and potential research partners, there is no assurance that our current research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in our research and development, we may not be able to successfully develop our drug product candidates.

Our future success depends, in part, on the continued service of our management team.

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Starr, our Chief Scientific Officer, Dr. Zankel, and our Chief Financial Officer, Kim Tsuchimoto. The loss or unavailability to us of any of these individuals or key research, and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in developing our drug product candidates and receive regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

  Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the United States, the European Union, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.
  Information from our competitors or the academic community indicating that current products or new products are more effective than our future products could, if and when it is generated, impede our market penetration or decrease our future market share.
  Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our future products.
  The price for our future products, as well as pricing decisions by our competitors, may have an effect on our revenues.
  Our future revenues may diminish if third-party payers, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our future products.

There are many difficult challenges associated with developing proteins that can be used to transport therapeutics across the blood-brain barrier.

Our receptor-associated protein technology has a potential clinical use as a drug transporter through the blood-brain barrier. However, we do not know that our technology will work or work safely. Many groups and companies have attempted to solve the critical medical challenge of developing an efficient method of transporting therapeutic proteins from the blood stream into the brain. Unfortunately, these efforts to date have met with little success due in part to a lack of adequate understanding of the biology of the blood-brain barrier and to the enormous scientific complexity of the transport process itself.

In the research and development of our receptor-associated protein technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

  we will not be able to produce enough receptor-associated protein drug product candidates for testing;
  the pharmacokinetics, or where the drug distributes in the body, of our receptor-associated protein drug product candidates will preclude sufficient binding to the targeted receptors on the blood- brain barrier;
  the targeted receptors are not transported across the blood-brain barrier;
  other features of the barrier apart from the cells block access molecules to brain tissue after transport across the cells;
  the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our receptor-associated protein drug product candidates into the brain;
  targeting of the selected receptors induces deleterious side-effects which prevent their use as drugs, or that our receptor-associated protein drug product candidates themselves cause unacceptable side- effects.

Any of these conditions may preclude the use of receptor-associated proteins or receptor-associated protein fusion compounds for treating the brain.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.

We face significant competition from industry participants that are pursuing similar technologies that we are pursuing and are developing pharmaceutical products that are competitive with our drug product candidates. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, drug product candidates or processes becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in non-clinical and clinical testing and contract research organizations to conduct and manage non-clinical and clinical studies. If we engage these organizations to help us with our non-clinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates.

Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

The use of any of our drug product candidates in clinical trials may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we currently do not have any drug product candidates in clinical trials, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims when they enter into clinical trials or become marketed products. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we may not be able to obtain such insurance at competitive rates, or if we are able to obtain such insurance, we will be subject to the risk that our insurance will not be sufficient to cover claims.

If we are unable to protect our proprietary technology, we may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the drug product candidates we are developing. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed.

The patent positions of biopharmaceutical products are complex and uncertain.

We own or license patent applications related to certain of our drug product candidates. However, these patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

  We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.
  Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.
  Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing drug product candidates, which could increase our operating expenses and delay product programs.

Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be certain that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our drug product candidate infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including the following:

-	Defending a lawsuit takes significant time and can be very expensive.

-	If the court decides that our drug product candidate infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.

-	The court may prohibit us from selling or licensing the drug product candidate unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

-	Redesigning our drug product candidates so it does not infringe may not be possible or could require substantial funds and time.

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations prior to entering into the relationship.

If we do not obtain required licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling drug product candidates requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or drug product candidates developed in collaboration with other parties.

Our executive offices and laboratory facility is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to continue our product development programs.

Our executive offices and laboratory facility are located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We and the third-party manufacturers with whom we contract and our single-source suppliers of raw materials are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to continue our product development programs, could be seriously, or potentially completely impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002 follow the trend of imposing stricter corporate governance and financial reporting standards have led to an increase in the costs of compliance for companies similar to ours, including increases in consulting, auditing and legal fees. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

RISKS RELATED TO OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Shares of our common stock are eligible for quotation on the National Association of Securities Dealers Inc.’s (“NASD”) Over-the-Counter Bulletin Board (“OTC Bulletin Board”) but there has been very limited trading of our common stock. We cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, our ability or perceived ability to reach corporate milestones, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and institutional accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

If we establish a trading market for our common stock, the market price of that stock is likely to fluctuate due to factors including:

  results of non-clinical studies and clinical trials;
  commencement and progress of our drug product candidates through the regulatory process;
  announcements of technological innovations or new products by us or our competitors;
  government regulatory action affecting our drug product candidates or our competitors’ drug products in both the United States and foreign countries;
  developments or disputes concerning patent or proprietary rights;
  general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
  economic conditions and broad market fluctuations in the United States or abroad; and
  actual or anticipated fluctuations in our operating results.

Anti-takeover provisions under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Additionally, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock which is currently authorized but not issued or outstanding and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

On May 25, 2006, HCCC (our predecessor in interest) closed a private placement consisting of 8,333,333 units of our securities at a price of $0.60 per unit, with each unit comprised of one share of our common stock and one common stock purchase warrant. The common stock warrants have an exercise price of $0.60 per share and are exercisable for a period of 18 months commencing May 25, 2006. We received gross proceeds of $5,000,000 through this private placement. As an obligation under the securities purchase agreement for the May 2006 Financing, we were required to file a registration statement with the SEC to register the common stock sold and the common stock issuable upon exercise of the warrants no later than June 24, 2006. We filed the registration statement Form SB-2 on June 21, 2006, which was declared effective by the SEC on July 10, 2006. The proceeds from the May 2006 Financing will be used as working capital to support our research and development initiatives and corporate compliance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The information called for by this Item 4 is contained in (1) the Company’s Current Report on Form 8-K dated May 25, 2006, and (2) the Company’s Information Statement Pursuant to Section 14(c) dated May 17, 2006, each of which is incorporated herein by reference.

Item 5. Other Information.

None.

Item 6.	Exhibits.
(2)	Plan of Purchase, sale, reorganization, arrangement, liquidation or succession
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.2(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006

(3)	Articles of Incorporation / Bylaws
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006

(10)	Material Contracts
10.1(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.2(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1,2006.
10.3(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.4(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.5(C)*	2006 Equity Incentive Plan

(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-QSB.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our current report on Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 17, 2006

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 17, 2006

Exhibit Index

2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.

2.2(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.

2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. effective May 15, 2006

3.1(C)	Amended and Restated Certificate of Incorporation

3.2(C)	Bylaws adopted on May 4, 2006

10.1(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.

10.2(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.

10.3(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.

10.4(E)*	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.

10.5(C)*	2006 Equity Incentive Plan adopted on May 15, 2006

31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director

31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-QSB.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our current report on Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.