Form 10KSB
period 2006-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2006-11-22
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

For the transition period from _________ to __________

Commission file number 333-101133

Raptor Pharmaceuticals Corp.
(Name of small business issuer in its charter)

Delaware	98-0379350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA	94949
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (415) 382-8111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year. None

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 17, 2006 is $13,580,000.

As of November 17, 2006, 29,633,333 shares of the Company’s common stock, which comprises all of the Company’s outstanding common equity, were outstanding.

The documents incorporated by reference are as follows:

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Risk Factors,” “Description of Business,” and other sections of this Form 10-KSB. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Form 10-KSB. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after the filing of this Form 10-KSB to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

As used in this annual report, the terms “we,” “us,” “our,” and “Raptor” mean Raptor Pharmaceuticals Corp. and its wholly-owned subsidiary, Raptor Pharmaceutical Inc., unless otherwise indicated.

Item 1. Description of Business

Overview

We were incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp. On June 9, 2006, we merged with our wholly-owned subsidiary, Raptor Pharmaceuticals Corp. incorporated on May 5, 2006 in Delaware. As a result, we were reincorporated from the State of Nevada to the State of Delaware and changed our name to Raptor Pharmaceuticals Corp.

On May 25, 2006, we acquired 100% of the outstanding capital stock of Raptor Pharmaceutical Inc. (incorporated in Delaware on September 8, 2005), a development-stage research and development company and on June 9, 2006, we disposed of our former wholly-owned subsidiary, Bodysentials Health & Beauty Inc., which sold nutritional milkshakes and drinks on the Internet.

Accordingly, our current business is the research and development of a novel drug and drug-targeting platform intended to initially treat a variety of brain disorders, neurodegenerative diseases, cancer and metabolic diseases through the proprietary use of a natural human protein known as the receptor-associated protein (RAP). We believe that our RAP technology may selectively target the delivery of bioengineered drugs to organs, tissues and cell types through the use of specific receptor systems. The brain delivery application of our RAP technology, which we have named NeuroTransTM, has demonstrated the potential to deliver therapeutic proteins to the brain in limited non-clinical studies.

RAP Technology

Treating the Brain

According to the Visiongain Report on Neurodegenerative Disorder: World Markets 2002-2007, the annual cost to the U.S. economy to treat common brain diseases is estimated to be greater than $600 billion in direct medical and related expenses. There is currently no cure and limited treatment to slow the progression of neurodegenerative diseases. The best current drugs work only for a short time, resulting in some transient benefit before the disease progression resumes. We believe that, as the population ages, the prevalence of these diseases will increase significantly. IMS Health World Review estimates that, by 2010, 40 million Americans will be age 65 or older, greater than 1% of those 65 or older will have some symptoms of Parkinson’s disease, and nearly half of individuals 85 or over will have clinically recognizable Alzheimer’s disease. Cambridge Health Advisors estimates that by the middle of this century, nearly 14 million Americans will be affected by Alzheimer’s disease.

The mode of treatment of brain diseases is dependent on whether the disease is localized or widespread within the brain. If a disease only affects a localized section of the brain, such as brain tumors, removing the affected tissues or administering drugs as capsules or drug-treated wafers directly to the affected site can be effective ways of treating the disease. Genetic and neurodegenerative brain disorders, in contrast, are not localized to one area of the brain. In these cases, drugs need to be delivered throughout the entire brain and often into regions surrounding the brain.

The Blood-Brain Barrier

Despite the thorough infiltration of brain tissue with blood capillaries, most therapeutic molecules are not able to pass from the blood into the brain. The brain has evolved a protective barrier, commonly referred to as the blood-brain barrier, which prevents the free passage of most blood components into the brain. The barrier exists because the endothelial cells lining brain capillaries are sealed tightly together, forming continuous tubes that do not leak. This barrier is critical to the health of the brain as it excludes potentially harmful molecules circulating in the blood. Fortunately, the concept of blood being completely sealed off from brain tissue is misleading, as a large number of molecules do move across the capillary endothelial cells. It is more useful to consider the brain vasculature as a type of molecular sieve allowing certain molecules to enter the brain, while excluding others.

Large molecules, such as growth factors, enzymes and other therapeutic proteins, cannot pass through the blood-brain barrier and there are constraints on small molecules that severely limit the types of drugs that can be delivered. Small molecules that freely diffuse across the blood-brain barrier do not need special transport systems but must be small and fat soluble. Small molecules that require the use of special small molecule transporters do not need to be fat soluble but most drugs need to be specifically modified to make use of these transporters. Engineering molecules that are both large and water soluble so that they are able to cross the blood-brain barrier is an even greater challenge. As most brain diseases are not adequately treated using small molecule drugs alone, developers of protein therapeutics have to devise ways of delivering their drugs to the brain. One method is to take advantage of a mechanism used by existing protein transport systems within the blood-brain barrier. This mechanism is called transcytosis.

Transcytosis

Transcytosis involves the selective receptor mediated transport of peptides and large proteins across endothelial membrane in the blood-brain barrier. Transcytosis is responsible for delivering a wide variety of natural blood proteins such as cytokines, lipoproteins, transferrin and hormones like insulin to the brain because these proteins are needed by brain tissue for normal brain function. The endothelial cells of the blood-brain barrier operate a number of specific transcytosis transport systems to satisfy this need.

Each of these transcytosis transport systems is defined by a specific pair of receptor and ligand. Ligand is a blood protein (e.g., cytokines, lipoproteins, transferrin or insulin) that is to be transported into the brain; and the receptor is a cell surface membrane protein residing on the blood side of the brain capillary endothelial cells that make up the blood-brain barrier. As the blood circulates through the brain capillaries, the ligand comes into contact with the receptor and the two form a complex. The receptor-ligand complex is then transported across the endothelial cell through a series of intracellular compartments, finally arriving at the brain side of the blood-brain barrier. The receptor then releases the ligand, which is free to diffuse into the brain tissue.

Transcytosis has been widely studied as a potential means of delivering intravenously administered therapeutic proteins to the brain. In theory, transcytosis might be used as a method of drug delivery by fusing a drug to a transcytosed ligand. The premise of this approach is that both the drug and ligand retain their functionality within the context of the fusion; the ligand dictates transport behavior and the drug dictates pharmacology.

At least two types of ligands, natural ligands and antibodies that are engineered to bind to the receptor, can be chosen to take advantage of the transcytosis transport systems. Proteins like transferrin, insulin and RAP (which is the subject of our research), can be classified as natural ligands. Natural ligands have a number of advantages, including its transport behavior and minimal immunogenicity. However, the normal, saturating serum levels of naturally present transferrin in the blood have been shown to inhibit binding of transferrin fusions to the transferrin receptor and the powerful physiological effects of insulin itself makes it also an unsuitable choice as a fusion partner intended only to direct transport.

As an alternative to natural ligands, antibodies have been used to bind to receptors that undergo transcytosis. Antibodies can be engineered that are able to bind to receptors even in the face of high concentrations of endogenous natural receptor ligand and which do not have their own pharmacological activity. However, these antibodies have been demonstrated to be transcytosed far less efficiently than natural ligands. Antibodies themselves are also quite difficult to fuse to drugs in a consistent, scalable manner.

The Advantage of RAP

In contrast to the transferrin and insulin transcytosis systems, which are the two most extensively studied candidates as therapeutic transporters that have the shortcomings described above, we believe RAP represents a potential alternative because RAP concentration in circulation is negligible and has no known direct physiological effects on its own.

RAP has some additional features that we believe make it suitable as a mediator of transcytosis. These attributes stem from some unique aspects of the binding of RAP to the low density lipoprotein receptor family of receptors. Cell surface receptors, including low density lipoprotein receptors, are initially synthesized as membrane bound proteins in the endoplasmic reticulum of the cell. The receptors are then modified and transported through a sequence of intracellular compartments and vesicles on their way to the cell surface. The cell has evolved a system of proteins, called “chaperones,” which bind to nascent receptors, preventing binding to any natural ligands that might also be within the secretory pathway of the receptors and allowing the receptors to efficiently achieve their final folded state and move efficiently to the cell surface.

RAP functions as a chaperone for the low density and very low density lipoprotein receptor family of receptors, both of which are represented on the blood-brain barrier. In order to fulfill its role as a chaperone, we believe RAP has evolved to be able to out-compete all other ligands for binding to the low density lipoprotein receptors. Upon binding with RAP, other ligands are prevented from binding with the low density lipoprotein receptor. This allows the receptor to be transported to the cell surface free of other ligands. RAP is able to bind even in the presence of high concentrations of competing ligands. Finally, the receptor-ligand complex created by RAP has been demonstrated to be more stable than other receptor-ligand complexes within the cell. This stability may aid in the efficiency of transcytosis by keeping RAP from falling off the receptor during the traverse from the blood side to the brain side of the endothelial cell.

Finally, we believe an important strength of the RAP technology lies in the receptor family upon which it depends. The low density lipoprotein receptor family of receptors is one of the most widely distributed and intensively utilized receptor systems characterized to date. Many low density lipoprotein receptor family members are transport receptors, ferrying a variety of ligands both into and across cells throughout the body. Some receptors, including megalin and very low density lipoprotein receptor, are expressed on tissue barriers, including the blood-brain barrier, the blood-muscle barrier and the air-blood barrier. The cumulative effect of using a ligand like RAP, which binds to all of these receptors, is to increase the distribution and uptake of fusion compounds throughout the body. Another feature of the RAP technology is the differential behavior of low density lipoprotein receptor family members on different cell types. On polarized cells, like those making up tissue barriers, low density lipoprotein receptors can mediate transport of ligands through the cell layer. On non-polarized cells, like those making up the bulk of most organs, low density lipoprotein receptors mediate the efficient transport of ligands into the cell.

NeuroTransTM and Preliminary Demonstration of Our RAP Technology

In practice, attached drugs to ligands can interfere with the binding of ligands to receptors and attached ligands can diminish the binding of a drug to its target. However, in our limited non-clinical studies involving fusions between RAP and a variety of protein drugs, including enzymes and growth factors, the ligands and drugs do not appear to have interfered with each other. Peer reviewed research papers have shown that RAP is efficiently transcytosed and fusions between RAP and therapeutic proteins have been manufactured using standard methods.

We have named our proprietary RAP technology, developed as a means of transporting therapeutic proteins from the blood to the brain, our NeuroTransTM platform. We believe that, if we are successful in our research and development, our RAP platform will provide therapies that will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, including neurodegenerative diseases, genetic disorders and cancer.

Other Clinical Development Opportunities

In addition to being a potential transport carrier to deliver therapeutics to the brain and the central nervous system, we also believe RAP potentially is capable of transporting therapeutics selectively to muscle, vascular tissue sites, bone, liver, and retina, and could be used to remove unwanted compounds and proteins from the blood stream. Initially, because of the unmet clinical need, we will focus our resources on targeting the delivery of growth factors for the brain such as Glial Derived Neurotrophic Factor, Nerve Growth Factor and Brain Derived Neurotrophic Factor to the brain for the treatment of neurodegenerative diseases, as well as the development of a novel, proprietary drug for the treatment of Alzheimer’s disease. Neurotrophic factors have already demonstrated their potential in treating neurodegenerative diseases in clinical settings, but have not yet been made commercially available primarily because of the lack of an effective intravenous therapeutic brain delivery system.

We also believe there may be a wide range of other applications and conditions that our RAP technology may be applied to, including cancer and bone disease. These additional applications are based on the assumptions that our RAP targeting molecule can be genetically engineered to bind to a selective subset of receptors with restricted tissue distribution. We believe these selective tissue distributions can be used to deliver drugs to the brain as described, or to deliver drugs to other tissues based on known restricted receptor subtype distribution. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface.

Cancer

HepTideTM for the Treatment of Primary Liver Cancer

There are 10,000 to 15,000 patients diagnosed each year in the U.S. with hepatocellular carcinoma (HCC) or primary liver cancer, and over a million patients diagnosed every year worldwide. Because of the high mortality rate from primary liver cancer, HCC ranks 8th in incidence of all cancer deaths worldwide, every year. HCC is a particularly fast growing and deadly form of cancer with few treatment options. Life expectancy of a primary liver cancer patient is three to five months without a liver transplant or liver resection, which are considered the only truly effective therapies for HCC. Only 5 to 10% of patients with HCC, however, qualify for these procedures. Chemotherapeutic agents have been tested extensively for the treatment of HCC and a few, including doxorubicin, have shown limited promise, but the systemic toxicities of these agents, especially the cardiac toxicity with doxorubicin, have severely limited their usefulness at doses thought to be required to treat the disease effectively.

In our limited animal studies of our RAP technology, RAP has distributed predominately to the liver. The pharmacokinetic behavior of RAP may diminish the toxicity of attached chemotherapeutics in other sensitive tissues. We are currently working with contract manufacturers to produce non-clinical material of our RAP peptide fused with two well characterized HCC chemotherapeutics in order to perform non-clinical and toxicology studies within the next six to nine months. Depending on the results of such studies and our ability to make current good manufacturing process (cGMP) clinical-grade study material, we hope to initiate our first clinical study in humans within the next 12 to 18 months.

AmpTideTM for the Treatment of Lung Cancer

Lung cancer rates closely correlate with exposure to environmental pollutants. Populations with high levels of smoking can experience lung cancer rates of over 1,000 per 1,000,000. Exposure of only a few weeks to another type of industrial pollutant, asbestos, can cause a particularly aggressive form of lung cancer called mesothelioma. Even with today’s appreciation for the health risks of asbestos and control of its use in the U.S. and other parts of the world, the extensive use of asbestos over the last few decades and the fact that it often takes 20-30 years for mesothelioma to develop has led the incidence of this particularly deadly form of lung cancer to increase worldwide. Mesothelioma currently affects 2,000 to 3,000 people per year in the U.S. and the incidence of malignant mesothelioma ranges from 7 to 40 per 1,000,000 in industrialized Western nations. Unfortunately, due to the lack of an effective therapy for mesothelioma and the aggressive nature of the disease, patients have a median survival time of 6 to 12 months after initial clinical presentation.

Although we believe that our RAP technology can be useful in the treatment of a wide variety of epithelial cancers, including prostate, lung, breast and colon cancers, we are currently concentrating our non-clinical efforts on mesothelioma because of the unmet medical need and devastating nature of this disease. We have engineered RAP to selectively bind to a protein that is highly expressed on mesothelioma cells. We are currently concentrating our non-clinical efforts on the inhibition of this protein, an enzyme called matriptase, with our engineered RAP. This enzyme has been shown to enable tumor cells to aggressively invade surrounding tissues and thereby support tumor growth. Our engineered RAP binds to a fragment of matriptase, which we believe will interfere with matriptase’s tumor-promoting activity. We are currently developing non-clinical studies to determine if we are able to move forward with a clinical plan targeted for mesothelioma patients.

Bone Disease

According to the National Osteoporosis Foundation, osteoporosis represents a health threat for an estimated 44 million people in the U.S. The most common manifestation of the disease is bone fracture. Osteoporosis is responsible for more than 1.5 million fractures in the U.S. annually. Osteoporotic fractures require a long healing period and lower a patient’s quality of life, contributing to a rapid, progressive decline in overall health and premature death. The estimated national direct care expenditures, including hospitals, nursing homes, and outpatients services are estimated to be $18 billion per year in 2002.

Maintaining bone health is a finely coordinated balance between active bone depletion and bone creation. The normal process of bone remodeling continues throughout life. When bone creation lags behind bone depletion, net loss in bone density occurs, resulting in osteoporosis. Signal transductions through known cell surface receptors control the balance between bone creation and bone depletion. The receptors targeted by our RAP compound have been shown to regulate bone cell differentiation in animal models. These receptors bind inhibitor molecules in the blood that are known to decrease bone creation. We believe we can construct compounds that interfere with inhibitor binding, or which enhance receptor signaling potentially resulting in enhanced bone density. In November 2006, we licensed Mesd from Washington University, St. Louis for the treatment of cancer and osteoporosis. Specifically, we will be testing the ability of Mesd acting through LRP5, a known determinant of bone density, to combat osteoporosis in suitable animal models.

Intellectual Property

On January 27, 2006, we purchased from BioMarin Pharmaceutical Inc. (BioMarin) the intellectual property owned by BioMarin for the research and development of the RAP technologies, including three pending patent applications and two provisional patent applications. Specifically, patent applications, trademarks and licenses acquired from BioMarin consist of:

PATENTS
Title of Application/ Patent No./Jurisdiction	Filing/ Issue/ Expiration	Claims
Compositions & Methods for Modulating Blood-Brain Barrier Transport

Method for identifying a compound that modulates the transcytosis or endocytosis of melanotransferrin or a melanotransferrin conjugate with an active agent

Method of treating a neurological disorder in a patient...wherein the MTf-R is LRP or LRP1B

Method for increasing/reducing  the uptake of a melanotransferrin conjugated therapeutic agent into the brain of a patient

Modulator of MTf-R biological activity

Method of identifying a compound that modulates melanotransferrin-mediated (MTf-mediated) iron uptake conjugate of an LRP1B receptor ligand with an active agent, wherein the ligand is not selected from the group comprising p97, lactoferrin, transferrin RAP, or fragments thereof

10/206,448/ United States	07/25/02/ Pending/ 07/25/22	See above
2003-515208/ Japan	07/25/02/ Pending/ 07/25/22	See above
02756731.2/ Europe	07/25/02/ Pending/ 07/25/22	See above
2,450,073/ Canada	07/25/02/ Pending/ 07/25/22	See above
2002322720/ Australia	07/25/02/ Pending/ 07/25/22	See above
Use of Chaperone-Receptor-Associated Protein (RAP) for the Delivery of Therapeutic Compounds to the Brain and Other Tissues

Compound comprising Receptor-Associated Protein (RAP) or RAP polypeptide conjugated to an agent of interest.

Method of delivering a therapeutic or diagnostic investigational agent into the central nervous system by increasing transport across the blood-brain barrier (BBB)

Method of treating a disease or condition

Method of diagnosing a disease

Method of delivering a therapeutic enzyme to a lysosome in a cell

Method of treating lysosomal storage diseases

10/600,862/ United States	06/20/03/ Pending/ 07/26/22
Delivery of Therapeutic Compounds to the Brain and Other Tissues		Claims of both RAP and Megalin applications

PCT/US2004/019153/	06/17/04/ Pending
Megalin-Based Delivery of Therapeutic Compounds to the Brain and Other Tissues

Compound comprising a megalin-binding moiety conjugated to agent

Chimeric molecule for transcytotic delivery into the brain across the BBB

Pharmaceutical composition

Method of delivering agent into CNS...administering agent conjugated to a megalin binding moiety

Method of increasing transcytosis of an agent

Method of treating a disorder...administering agent conjugated to a megalin binding moiety

Method of delivering a therapeutic enzyme to a lysosomal compartment

Method of treating lysosomal storage disease

Method of promoting the breakdown of glycosaminoglycan in brain cell

United States/ 10/812,849	03/30/04/ Pending/ 03/30/24
Compositions Comprising Receptor-Associated Protein (RAP) Variants Specific for LRP2 and Uses Thereof		Claims compositions of RAP variants as therapeutics and for therapeutic delivery of drugs Claims use of RAP and RAP variants as therapeutics and therapeutic delivery through LRP2
PCT/US06/23,104 United States	Filed 6/14/05 Priority Date 6/14/05
Compositions Comprising Receptor-Associated Protein (RAP) Variants Selective for CR-containing Proteins and Uses Thereof
Provisional Application Number US60/813,954 United States	Filed 6/14/06

REGISTERED TRADEMARKS
Mark	Jurisdiction	Application No.	Status
NEUROTRANS	US	76/408,227	FD 05/15/02 Pending
NEUROTRANS R	US	78/343,545	FD 12/19/03 Pending
AMPTIDE	US	77/015,553	FD 10/06/06 Pending
HEPTIDE	US	77,015,456	FD 10/05/06 Pending

We regard patents and other proprietary technology rights a key element in building a successful biotechnology company. Accordingly, we plan to protect all of our key technology, inventions and improvements to our inventions by filing patent applications in appropriate jurisdictions where possible and feasible. However, we note that filing and prosecuting patent applications are expensive processes and we have very limited financial resources and there can be no assurances that we will have the financial resources to do so in the future.

Our proprietary technology is protected by a group of patent applications some of which are owned exclusively by us, and others that have been licensed exclusively to us by the University of British Columbia and Washington University, St. Louis.

Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. Much of our intellectual property is still in review by the United States Patent and Trademark Office and we plan to file additional patent applications. We may not be successful in obtaining critical claims or in protecting our drug product candidates or processes. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our drug product candidates may infringe the patent rights of others.

Our success will also depend in part on our ability to commercialize our drug product candidate technologies without infringing the proprietary rights of others. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technologies or maintain our competitive position with respect to our technologies. If our drug product candidate technologies or other subject matter are claimed under other existing U.S. or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technologies. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing some or all of our drug product candidates based on our drug technologies or the inability to proceed with the development, manufacture or sale of drug product candidates requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, we will incur substantial costs regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technologies.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It is our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, Board of Directors, Medical and Scientific Advisory Board and other advisors to execute confidentiality agreements upon the commencement of employment, advisory, or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.

We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us will be assigned to us as our exclusive property. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Research and Development

We are a research and development company and we plan to focus our efforts in the research and development of our RAP based platform and complementary technologies to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders and neurodegenerative diseases, genetic disorders and cancer. During the cumulative period from September 8, 2005 (inception) to August 31, 2006, we incurred approximately $586,000 in research and development costs. Since we are a development stage company, we currently do not maintain principal raw materials suppliers or sales customers. Please see the Plan of Operation section beginning on page 25 for our planned research and development activities in the next twelve months.

Compliance with Environmental Laws

We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will be approximately $5,000.

Government Regulations of the Biotechnology Industry

Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the development, manufacture, and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization.

In particular, human therapeutic products are subject to rigorous non-clinical and clinical testing and other approval procedures of the United Stated Food and Drug Administration (FDA) and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any drug product candidates developed by us, our ability to receive product revenues, and our liquidity and capital resources.

The Food and Drug Administration’s Modernization Act codified the FDA’s policy of granting “fast track” review of certain therapies targeting “orphan” indications and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Orphan indications are defined by the FDA as having a prevalence of less than 200,000 patients in the U.S. We anticipate that certain neurodegenerative diseases and primary liver cancer which could potentially be treated using our technology could qualify for fast track review under these revised guidelines. There can be no assurances, however, that we will be able to obtain fast track designation and, even with fast track designation, it is not guaranteed that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the drug product candidate had not received fast-track designation.

Sales outside the U.S. of any drug product candidates we develop will also be subject to foreign regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources.

In most cases, if the FDA has not approved a drug product candidate for sale in the U.S., the drug product candidate may be exported for sale outside of the U.S. only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. Specific FDA regulations govern this process.

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Competition

Brain Delivery

We believe we will be competing with other pharmaceutical and biotechnology companies that provide, or are attempting to develop product candidates to provide, remedies and treatments for brain and neurodegenerative diseases. Three approaches are primarily used to solve the problem of reaching the brain with therapeutic compounds:

•	Neurosurgery or invasive techniques.
•	Pharmacological techniques, which include less than 2% of currently available drugs.
•	Physiologically based techniques, such as transcytosis.

Invasive techniques include bone marrow transplants or implants of polymers with drugs imbedded in the material for slow release. These implants extend from the skull surface to deep into brain tissue sites and use a permeation enhancer. Mannitol induced osmotic shock that creates leaks in the blood-brain barrier allowing intravenous administered chemotherapeutics into the brain is used in the treatment of brain tumors, but is not appropriate for administration of drugs for chronic therapies. Companies active in developing treatments based on these invasive technologies include Alza Corporation, Ethypharm, Guilford Pharmaceuticals, Medtronic Inc., Neurotech, and Sumitomo Pharmaceutical.

Other invasive procedures utilize catheter-based delivery of the drug directly into the brain. This technique has proven useful in the treatment of brain tumors, but has not been successful in distributing drugs throughout the entire brain. Amgen Inc. recently conducted clinical trials for the treatment of Parkinson’s disease using intrathecal delivery through the use of various catheter/pump techniques.

The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. The current method of delivery by this route, however, is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient. Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, Axonyx, AramaGen Technology, Synt:em, to-BBB, Xenoport Inc., Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.

Primary Liver Cancer

Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the widely preserved unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently 144 ongoing clinical trails actively recruiting patients with hepatocellular carcinoma listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. As of 2004, Eximias Pharmaceutical’s Thymitaq and Amgen’s T67 were the only new therapies in Phase III trials for HCC. Since then, Metabasis Therapeutics has been testing their MB07133 pro-drug formulation in the clinic and has reported encouraging results. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.

Lung Cancer

There exist a significant number of treatment options available for patients with lung cancer. Lung cancer is a complex disease and the specific type of lung cell involved and the stage of the disease can limit treatment options. Mesothelioma is a particularly aggressive type of lung cancer with a nearly 100% mortality and few treatment options available. Only one drug, pemetrexed, has been approved by the FDA for the treatment of malignant pleural mesothelioma. There are currently 658 ongoing clinical trails actively recruiting patients with lung cancer listed in the ClinicalTrials.gov website, including 14 seeking patients with mesothelioma. Alternative approaches to treating mesothelioma utilizing small molecule drugs or antibodies are being investigated by pharmaceutical and biotechnology companies, including Dendreon Corporation and Curacyte AG.

Bone Disease

Due to the large number of patients with bone disease, and the expectation that the number of people suffering from bone loss is likely to increase significantly as people live longer, biotechnology and pharmaceutical companies are expending enormous resources to discover new treatment options. Numerous drugs have been approved and are on the market for the treatment of bone loss. In addition, there are currently 137 ongoing clinical trails actively recruiting patients with osteoporosis listed in the ClinicalTrials.gov website.

Because, among other things, nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do, there can be no assurances that we will be successful in competing in the areas discussed above. See our Risk Factor entitled, “If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

Employees

We presently have five full time employees, including one employee in our executive department, three employees in our research and development department and one employee in our finance department. We also have one part-time temporary employee in our research and development department. Based on our current plan, we anticipate hiring at least one executive level clinical/regulatory specialist to manage our non-clinical and clinical studies and regulatory filings for our lead drug product candidates over the next 12 month period. We also plan to supplement our human resources needs through consultants and contractors as needed.

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

Our consolidated financial statements as of August 31, 2006 have been prepared assuming that we will continue as a going concern. As of August 31, 2006, we had an accumulated deficit of approximately $969,000. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5,000,000 of gross proceeds in a recent private placement offering of our securities, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

•	the progress, timing and scope of our non-clinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the time and cost necessary to respond to technological and market developments; and
•

any changes made or new developments in our existing collaborative, licensing and other corporate relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover, our fixed expenses such as rent, collaboration and license payments and other contractual commitments are substantial and will likely increase in the future. These fixed expenses are likely to increase because we expect to enter into:

•	additional licenses and collaborative agreements;
•	Contracts for consulting, maintenance and administrative services; and
•	financing facilities.

We believe that our cash and cash equivalents balances as of November 17, 2006 of approximately $3.1 million will be sufficient to meet our operating and capital requirements into the first calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These estimates do not consider the potential cash generated from the exercise of warrants issued in our May 2006 private placement, which could generate up to an additional $5,000,000 prior to the warrants expiring in November 2007. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products.

We are an early development stage company and have not generated any revenues to date and have a limited operating history. All of our drug product candidates are in the concept stage and have not undergone significant testing in non-clinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in non-clinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

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

All of our drug product candidates are theoretical and will require extensive additional research and development, including non-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

•	the possibility that non-clinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
•	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
•	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
•	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
•	our drug product candidates, once approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates.

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

We have acquired and licensed certain proprietary technologies and plan to further license and acquire various patents and proprietary technologies owned by third parties. These agreements are critical to our product development programs. These agreements may be terminated, and all rights to the technologies and product candidates will be lost, if we fail to perform our obligations under these agreements and licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements. Our inability to continue to maintain these technologies could materially adversely affect our business, prospects, financial condition, and operating results. In addition, our business strategy depends on the successful development of these licensed and acquired technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, market and sell our product candidates, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop our drug product candidates.

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

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, non-clinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of non-clinical testing and human studies;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

Moreover, success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of our investigational new drug application and new drug application with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful non-clinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years.

If any of our future clinical development drug product candidates become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the drug product candidates, even if not justified;
•	unexpected side-effects;
•	regulatory proceedings subjecting the drug product candidates to potential recall;
•	publicity affecting doctor prescription or patient use of the drug product candidates;
•	pressure from competitive products; or
•	introduction of more effective treatments;

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

If we do not obtain the support of new, and maintain the support of existing, key scientific collaborators, it may be difficult to establish products using our technologies as a standard of care for various indications, which may limit our revenue growth and profitability and could have a material adverse effect on our business, prospects, financial condition and operating results.

We will need to establish relationships with additional leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. Although we have established a Medical and Scientific Advisory Board and research collaborators, there is no assurance that our Advisory Board members and our research collaborators will continue to work with us or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our drug product candidates.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in developing our drug product candidates and receive regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•

Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the U.S., the European Union, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.

•

Information from our competitors or the academic community indicating that current products or new products are more effective than our future products could, if and when it is generated, impede our market penetration or decrease our future market share.

•	Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our future products.
•	The price for our future products, as well as pricing decisions by our competitors, may have an effect on our revenues.
•

Our future revenues may diminish if third-party payers, including private healthcare coverage insurers and healthcare maintenance organizations, do not provide adequate coverage or reimbursement for our future products.

There are many difficult challenges associated with developing proteins that can be used to transport therapeutics across the blood-brain barrier.

Our RAP technology has a potential clinical use as a drug transporter through the blood-brain barrier. However, we do not know that our technology will work or work safely. Many groups and companies have attempted to solve the critical medical challenge of developing an efficient method of transporting therapeutic proteins from the blood stream into the brain. Unfortunately, these efforts to date have met with little success due in part to a lack of adequate understanding of the biology of the blood-brain barrier and to the enormous scientific complexity of the transport process itself.

In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

•	we will not be able to produce enough RAP drug product candidates for testing;
•	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
•	the targeted receptors are not transported across the blood-brain barrier;

•	other features of the barrier apart from the cells block access molecules to brain tissue after transport across the cells;
•	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
•	targeting of the selected receptors induces deleterious side-effects which prevent their use as drugs, or
•	that our RAP drug product candidates themselves cause unacceptable side-effects.

Any of these conditions may preclude the use of RAP or RAP fusion compounds for treating the brain.

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

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in non-clinical and clinical testing and contract or clinical research organizations to conduct and manage non-clinical and clinical studies. If we engage these organizations to help us with our non-clinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

The use of any of our drug product candidates in clinical trials may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we currently do not have any drug product candidates in clinical trials, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims when they enter into clinical trials or become marketed products. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $2 million product liability insurance policy, it does not cover claims relating to clinical trials; and, while we intend to obtain clinical product liability insurance upon commencement of our first clinical trial in an amount we believe will be adequate, we may not be able to obtain such insurance at competitive rates. We are subject to the risk that our current insurance, as well as any clinical product liability insurance that we intend to obtain, will not be sufficient to cover future claims.

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

We own or license patent applications related to certain of our drug product candidates. However, these patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

•	We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.
•

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

•

Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing drug product candidates, which could increase our operating expenses and delay product programs.

•	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.
•

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

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

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

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher Starr, our Chief Scientific Officer, Dr. Todd Zankel, and our Chief Financial Officer, Kim R. Tsuchimoto. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.

Our executive offices and laboratory facility is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to continue our product development programs.

Our executive offices and laboratory facility are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We and the third-party manufacturers with whom we contract and our single-source suppliers of raw materials are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to continue our product development programs, could be seriously, or potentially completely impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Shares of our common stock are eligible for quotation on the National Association of Securities Dealers

Inc.’s (NASD) Over-the-Counter Bulletin Board (OTC Bulletin Board) but there has been very limited trading of our common stock. We cannot provide our investors with any assurance that a public market will materialize.

Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, our ability or perceived ability to reach corporate milestones, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

If we establish a trading market for our common stock, the market price of that stock is likely to fluctuate due to factors including:

•	results of non-clinical studies and clinical trials;
•	commencement and progress of our drug product candidates through the regulatory process;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our drug product candidates or our competitors’ drug products in both the U.S. and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
•	economic conditions and broad market fluctuations in the U.S. or abroad; and
•	actual or anticipated fluctuations in our operating results.

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

Item 2.	Description of Property.

Effective April 1, 2006, we entered into a three year lease for 2,892 square feet of combined laboratory and office space with an additional three year option. Our monthly base rent is $5,206. The facility is located in an industrial park at 9 Commercial Blvd, Suite 200, Novato, California 94949. We also store cell line back ups at an off site cell bank, a commercial facility specifically licensed for such purpose. Our current facility is expected to be adequate for the foreseeable future.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information and Dividends

Our common stock is quoted under the symbol “RPTP” on the NASD Over the Counter Bulletin Board. Prior to June 8, 2006, our common stock had not traded in the public market. The following table sets forth the high and low sales prices for our common stock for the period from June 8, 2006 through our fiscal year ended August 31, 2006, as reported by the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
June 8, 2006 to August 31, 2006	$0.85	$0.50

On November 17, 2006, the last reported sale price on the OTC Bulletin Board for our common stock was $0.60. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of November 20, 2006, there were 38 holders of record of 29,633,333 outstanding shares of our common stock. Additionally, on such date, options to acquire 2,619,300 shares and warrants to acquire 9,193,333 shares of our common stock were outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of August 31, 2006	Weighted-average exercise price of outstanding options, warrants and rights as of August 31, 2006	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of August 31, 2006
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,488,400	$0.6156	3,511,600
Equity compensation plans not previously approved by security holders	0	0	0
Total	2,488,400	$0.6156	3,511,600

Recent Sales of Unregistered Securities and Use of Proceeds.

On June 8, 2006, in connection with our private placement, which closed on May 25, 2006, we issued 800,000 units of our securities to Beruska Capital Inc. for services as a placement agent, with each unit comprising of one share of our common stock and one common stock purchase warrant. The common stock warrants have an exercise price of $0.60 per share and are exercisable until November 25, 2007. The 800,000 shares of common stock issued as part of these units and the 800,000 shares of common stock issuable under the warrants have been registered with the SEC pursuant to our registration statement on Form SB-2, which was declared effective by the SEC on July 10, 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

We treated the merger of Raptor Pharmaceuticals Corp., a Delaware corporation, into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the stockholders of the former public shell continuing only as passive investors. These transactions are considered by the SEC staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with its parent, Raptor Pharmaceuticals Corp. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Milestones

Over the next twelve months, we plan to conduct research and development activities based upon our RAP based platform and other current and future in-licensed technologies. A brief summary of our primary objectives in the next twelve months for our research and development activities is provided below. Our inability to achieve any of our objectives likely will have a significant adverse impact on our ability to continue as a going concern:

1. Development of the Blood-Brain Barrier Therapeutic Delivery Technology

We intend to develop and test RAP based peptides that selectively bind to transport receptors reported to reside on the blood side of the blood-brain barrier in humans. Such receptors have been identified as a potential means of transporting therapeutic molecules into the brain.

We previously intended to study a fusion between full-length human RAP and a growth factor used to treat Huntington’s Disease, however due to limitations in internal staffing and re-positioning of our goals, resources have been diverted to the following other projects.

We plan to express and purify a fusion between full-length human RAP and a nerve growth factor (NGF), which is an important neurotrophic factor that could potentially treat a number of neurodegenerative diseases. We have set up a research collaboration with Stanford University’s neuroscience laboratory with expertise in the study of this nerve growth factor. We expect to test the functionality of RAP-NGF fusions in vitro and in vivo and test the ability of RAP to enhance transport of attached NGF from blood to the brain.

2. Development of HepTideTM

Based on our limited animal studies of our RAP technology, RAP has been shown to distribute predominately to the liver. The pharmacokinetic behavior of RAP may diminish the toxicity of attached chemotherapeutics in other sensitive tissues. We are currently reviewing the capabilities of contract manufacturers to produce non-clinical material of our RAP peptide fused with two well characterized HCC chemotherapeutics in order to perform non-clinical and toxicology studies within the next six to nine months. Based on the results of such studies and our ability to make cGMP clinical-grade study material we hope to start our first clinical study in humans within the next 12 to 18 months.

3. Development of AmpTideTM for Lung Cancer (Mesothelioma)

We have engineered RAP to selectively bind to a protein that is highly expressed on mesothelioma cells. We are currently concentrating our non-clinical efforts on the inhibition of this protein, an enzyme called matriptase, with our engineered RAP. This enzyme has been shown to enable tumor cells to aggressively invade surrounding tissues and thereby support tumor growth. Our engineered RAP binds to a fragment of matriptase, which we believe will interfere with matriptase’s tumor-promoting activity and may be useful in treatment of a variety of carcinomas known to over-express matriptase. We are currently developing non-clinical studies to determine if we are able to move forward with a clinical plan targeted for primary mesothelioma patients.

4. Development of Mesd for the Treatment of Cancer and Osteoporosis

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of cancer and osteoporosis. We will be testing Mesd in non-clinical studies for the treatment of osteoporosis and we will be determining what we believe to be the appropriate cancer target for Mesd. We plan to test Mesd in an animal model known to over-express LRP6, a tumor-promoting protein, to determine Mesd’s inhibitory effect on LRP6. We will also be testing the ability of Mesd acting through LRP5, a known determinant of bone density, to combat osteoporosis in suitable animal models.

5. Securing Additional and Complementary Technology Licenses from Others

We intend to continue to extend our development of natural chaperone protein variants to include other potential therapeutic proteins. We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next twelve months, or at all. We intend to focus our in-licensing activities on identifying complementary therapeutics and therapeutic platforms that offer a number of therapeutic targets.

6. Out-licensing Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in our potential clinical applications. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, non-clinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into agreements with them on terms that are satisfactory to us, or at all.

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $2.6 million to implement our operating plan of researching and developing our RAP based platform and licensed technologies to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Estimated Expenses for the Next Twelve Months:
Research and Development Activities	$ 1,300,000
Research and Development Compensation and Benefits	600,000
General and Administrative	400,000
General and Administrative Compensation and Benefits	300,000
Total	$2,600,000

As of August 31, 2006, we had approximately $3.6 million in cash, approximately $154,000 in current liabilities and approximately $3.4 million of net working capital.

To-date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million. Our May 2006 private placement raised gross proceeds of $5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. During the cumulative period from September 8, 2005 (inception) to August 31, 2006, we spent approximately $1.0 million on operations and $0.4 million on leasehold improvements, computer hardware, computer software and laboratory equipment. We anticipate that our spending will significantly increase over the next twelve months as we ramp up our operations.

We anticipate that we will not be able to generate revenues until we further develop our drug product candidates and obtain the necessary regulatory approval to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional monies during the next 18 month period to execute our business plan.

There can be no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we became insolvent or if we breach our asset purchase agreement with BioMarin and/or our licensing agreement with Washington University due to non-payment and we do not cure our non-payment within the stated cure period, in which case we would lose all rights to the RAP technology assigned to us by BioMarin and rights to Mesd licensed to us by Washington University.

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

Research and Development Activities

We plan to conduct further research and development to improve upon our RAP based technology in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for patent legal fees and consulting and collaboration fees. We anticipate our research and development costs for the next twelve months, excluding in-house research and development compensation, will be approximately $1,300,000.

Officer and Employee Compensation

We have hired three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer. We also have hired two permanent scientific staff members and one temporary part-time research intern. We anticipate spending up to approximately $900,000 in officer and employee compensation during the next twelve months, of which $600,000 is allocated to research and development expenses and $300,000 is allocated to general and administrative expenses. We plan to hire at least one executive level clinical/regulatory specialist to manage our non-clinical and clinical studies and regulatory filings for our lead drug product candidates.

General and Administration

We anticipate spending approximately $400,000 on general and administration costs in the next 12 months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses excluding finance and administrative compensation.

Contractual Obligations with BioMarin

Under the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology including NeuroTransTM, which may aid therapeutics in crossing the blood brain barrier to treat diseases affecting the central nervous system, we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
•	$100,000 within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTrans product candidate;
•	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTrans product candidate;

•

$5,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate exceed $100,000,000; and

•	$20,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate exceed $500,000,000.

In addition to these milestone payments, we are also obligated to pay BioMarin a royalty at a percentage of our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate. On June 9, 2006, we made a milestone payment in the amount of $150,000 to BioMarin because we raised $5,000,000 in our May 25, 2006 private placement financing. If we become insolvent or if we breach our asset purchase agreement with BioMarin due to non-payment and we do not cure our non-payment within the stated cure period, all of our rights to RAP technology will revert back to BioMarin.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

Our consolidated financial statements included with this Form 10-KSB have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154, as applicable, beginning in the first fiscal quarter beginning September 1, 2006.

In December 2004, Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123 (R)). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. We expect the adoption of SFAS 123 (R) to result in a substantial increase to our operating expenses for the year ending August 31, 2007.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. We are evaluating the requirements under SFAS 123(R) and SAB 107 and we expect the adoption to have a significant adverse impact on our statements of operations and net loss per share. SFAS 123(R) will be effective for our financial reporting beginning with the first fiscal quarter beginning September 1, 2006.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments (SFAS 155), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are assessing the impact of the adoption of SFAS 155.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions. An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting SFAS 157 as of September 1, 2008. We are assessing the impact of the adoption of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the

“rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We are currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position, results of operations and liquidity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses, other receivables, accounts payable, due to stockholders, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Intangible Assets

Intangible assets include the intellectual property and other rights relating to our RAP technology. Our intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of our intellectual property patents.

Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, lab equipment, computer hardware and software and capital lease equipment, are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

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

Going Concern

Our consolidated financial statements included with this Form 10-KSB have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected our consolidated financial statements.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25 (FIN 44), and comply with the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Item 7. Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Raptor Pharmaceuticals Corp.

We have audited the accompanying consolidated balance sheet of Raptor Pharmaceuticals Corp. (a development stage enterprise) as of August 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from September 8, 2005 (inception) through August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Pharmaceuticals Corp. as of August 31, 2006 and the consolidated results of its operations and cash flows for the period from September 8, 2005 (inception) through August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has not generated any revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

October 2, 2006

Raptor Pharmaceuticals Corp. (A Development Stage Company) Consolidated Balance Sheet August 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$3,648,538
Prepaid expenses	103,255
Receivables – other	640
Total current assets	3,752,433

Intangible assets, net	145,625
Fixed assets, net	387,317
Deposits	20,207
Total assets	$4,305,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$52,068
Due to stockholders	293
Accrued liabilities	84,283
Deferred rent	15,120
Capital lease liability - current	2,241
Total current liabilities	154,005

Capital lease liability – long-term	4,801
Total liabilities	158,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-
Common stock $0.001 par value, 100,000,000 shares authorized 29,633,333 shares issued and outstanding	29,633
Additional paid-in capital	5,086,393
Deficit accumulated during development stage	(969,250)
Total stockholders’ equity	4,146,776
Total liabilities and stockholders’ equity	$4,305,582

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp. (A Development Stage Company) Consolidated Statement of Operations

For the cumulative period from September 8, 2005 (inception) to August 31, 2006

Revenues:	$-

Operating expenses:
General and administrative	423,657
Research and development	585,660
Total operating expenses	1,009,317

Loss from operations	(1,009,317)

Interest income	43,528
Interest expense	(3,461)
Net loss	$(969,250)

Net loss per share:
Basic and diluted	$(0.08)

Weighted average shares
outstanding used to compute:
Basic and diluted	12,495,425

The accompanying notes are an integral part of these financial statements.

-37- Raptor Pharmaceuticals Corp. (A Development Stage Company) Consolidated Statement of Stockholders’ Equity

For the cumulative period from September 8, 2005 (inception) to August 31, 2006

					Deficit accumulated
			Additional		during the
	Common stock		paid-in	Receivable from	development
	Shares	Amount	Capital	Stockholders	stage	Total

Balance at September 8, 2005, issuance of common stock to founders at $0.001 per share, net of retirement of common stock upon reverse merger	6,000,000	$6,000	$4,000	$(10,000)	$-	$-

Common stock issued in May 2006 at $0.10 per share pursuant to a stock purchase agreement dated February 2006	1,000,000	1,000	99,000	(100,000)	-	-

Common stock issued in May 2006 at $0.20 per share pursuant to a stock purchase agreement dated February 2006	1,000,000	1,000	199,000	-	-	200,000

Common stock issued on May 25, 2006 at $0.60 per share, net of fundraising costs of $217,534	8,333,333	8,333	4,774,133	-	-	4,782,466

Common stock and warrants issued for a placement fee in connection with May 25, 2006 financing	800,000	800	(800)	-	-	-

Common stock issued in connection with reverse merger in May 2006	12,500,000	12,500	(12,500)	-	-	-

Warrant subscribed pursuant to a consulting agreement dated September 2005	-	-	60	-	-	60

Stock options granted pursuant to consulting agreements	-	-	23,500	-	-	23,500

Repayment of receivable from stockholders	-	-	-	110,000	-	110,000

Net loss	-	-	-	-	(969,250)	(969,250)

Balance at August 31, 2006	29,633,333	$29,633	$5,086,393	$-	$(969,250)	$4,146,776

The accompanying notes are an integral part of these financial statements.

-38- Raptor Pharmaceuticals Corp. (A Development Stage Company) Consolidated Statement of Cash Flows For the cumulative period from September 8, 2005 (inception) to August 31, 2006

Cash flows from operating activities:
Net loss	$(969,250)
Adjustments to reconcile net loss to net cash
used in operating activities:
Warrants issuable pursuant to a consulting agreement	60
Stock options issued pursuant to consulting agreements	23,500
Amortization of intangible assets	4,375
Amortization and depreciation of fixed assets	18,829
Changes in assets and liabilities:
Prepaid expenses	(103,255)
Receivables – other	(640)
Intangible assets	(150,000)
Deposits	(20,207)
Accounts payable	52,068
Accrued liabilities	84,283
Deferred rent	15,120
Net cash used in operating activities	(1,045,117)
Cash flows from investing activities:
Purchase of fixed assets	(398,749)
Cash flows from financing activities:
Proceeds from sale of common stock	5,000,000
Stock issuance costs	(217,534)
Proceeds from the sale of common stock to initial investors	310,000
Proceeds from bridge loan	200,000
Repayment of bridge loan	(200,000)
Principal payments on capital lease	(355)
Cash advances from stockholders, net of repayment	293
Net cash provided by financing activities	5,092,404
Net increase in cash and cash equivalents	3,648,538
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$3,648,538

Supplemental cashflow information:
Interest paid	$3,461
Income taxes paid	$-

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$7,397
Notes receivable issued in exchange for common stock	$110,000

The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying audited consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp., formerly named Highland Clan Creations Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.

The Company is developing a drug-targeting platform, based on the use of Receptor-Associated Protein (“RAP”). Raptor’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. The Company’s fiscal year end is August 31.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section entitled “Factors that May Affect Future Results” in Item 1 of this Annual Report on Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception.) All inter-company accounts have been eliminated. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2006, the Company had accumulated losses of approximately $969,000. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at August 31, 2006 will be sufficient to meet the Company’s obligations into the first calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

The Company’s independent accountants have audited our financial statements for the cumulative period from September 8, 2005 (inception) to August 31, 2006 and in their audit report dated October 2, 2006 have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due recurring operating losses and negative cash flows. To address the negative cash flows, the Company closed a $5 million financing which produced net proceeds to the Company of approximately $4.6 million (net of stock issuance costs and the repayment of a $0.2 million bridge loan.)Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, other receivables, accounts payable, due to stockholders, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

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

(f) Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, lab equipment, computer hardware and software and capital lease equipment, are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

(g) Impairment of Long-Lived Assets

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

(h) Income Taxes

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientific salaries, lab supplies, lab services, lab equipment maintenance and small equipment purchased to initially start-up and to continue to support the research laboratory, patent counsel and patent fees and allocated executive, human resource expenses and facilities costs.

(j) Net Loss per Share

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

Potentially dilutive securities include:

August 31, 2006
Warrants to purchase common stock	9,193,333
Options to purchase common stock	2,488,400
Total potentially dilutive securities	11,681,733

(k) Stock Option Plans

In May 2006 the Company’s stockholders approved the 2006 Equity Compensation Plan (the “Plan”). The Plan life is ten years and allows for the granting of options to employees, directors and consultants to the Company. Typical option grants are for ten years at or above market price based on the last closing price as of the date of grant as quoted on the Over-the-Counter Bulletin Board and vests over three years as follows: 6/36ths on the six month anniversary of the date of grant and 1/36ths per month thereafter. The Company accounts for the plan under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, to stock-based compensation recognized on a straight-line basis.

 RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the cumulative period from September 8, 2005 (inception) to August 31, 2006
Net loss, as reported	$(969,250)
Add back: stock based compensation expense included in reported net loss	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(76,982)
Pro forma net loss	$(1,046,232)

Net loss per share as reported, basic and diluted	$(0.08)
Pro forma net loss per share, basic and diluted	$(0.08)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 10 year expected life; 100% volatility; and 0% dividend rate.

(l) Recent Accounting Pronouncements

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments (“SFAS 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) to result in a substantial increase to operating expenses for the year ending August 31, 2007.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. The Company is evaluating the requirements under SFAS 123(R) and SAB 107 and expects the adoption to have a significant adverse impact on the Company’s

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations and net loss per share. SFAS 123(R) will be effective for the Company beginning with the first fiscal quarter beginning September 1, 2006.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments (SFAS 155), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect the adoption of EITF Issue No. 06-3 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions. An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of September 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on its consolidated financial position, results of operations and liquidity.

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheet as of August 31, 2006 based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over twenty years, which is the life of the intellectual property patents. During the cumulative period from September 8, 2005 (inception) to August 31, 2006, the Company amortized $4,375 of intangible assets to research and development expense.

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – estimate	7,500
Fiscal year ending August 31, 2008 – estimate	7,500
Fiscal year ending August 31, 2009 – estimate	7,500
Fiscal year ending August 31, 2010 – estimate	7,500
Fiscal year ending August 31, 2011 – estimate	7,500

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets at August 31, 2006 consisted of:

Category		Estimated useful lives
Leasehold improvements	$92,371	Shorter of life of asset or lease term
Laboratory equipment	250,744	5 years
Computer hardware and software	55,634	3 years
Capital lease equipment	7,397	Shorter of life of asset or lease term
	406,146
Less: accumulated depreciation	(18,829)
Total fixed assets, net	$387,317

Depreciation expense for the cumulative period from September 8, 2005 (inception) to August 31, 2006 was $18,829. There was an immaterial amount of accumulated depreciation related to the Company’s capital lease as the lease was entered into near the Company’s fiscal year-end.

(5) ACCRUED LIABILITIES

As of August 31, 2006, accrued liabilities consisted of:

Auditing and tax preparation fees	$ 40,102
Salaries and wages	22,462
Legal fees	11,100
Patent costs	6,300
Lab supplies and reagents	2,153
Franchise tax	800
Other	1,366
Total	$ 84,283

(6) STOCK OPTION PLAN

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 10 year expected life; 100% volatility; and 0% dividend rate.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable at August 31, 2006	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.6156	-	$0.4787
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.6156	17,200	-

There were 3,511,600 options available for grant under the 2000 Equity Compensation Plan as of August 31, 2006. As of August 31, 2006, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0.60 to $0.69	2,400,000	9.7385	$0.6125	-	-
$0.70 to $0.79	88,400	9.8371	0.7000	17,200	$0.70
	2,488,400	9.7420	$0.6156	17,200	$0.70

(7) INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

August 31, 2006
Deferred tax assets:
Federal and state net operating losses	$387,700

Valuation allowance	(387,700)
Net deferred tax assets	$-

As of August 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1 million which expire beginning after the year 2025 and 2015, respectively.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $387,700 during the period ending August 31, 2006.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The Company had no current federal income tax expense and minimal current state franchise tax expense for the cumulative period from September 8, 2005 (inception) through August 31, 2006. The reconciliation between the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

Federal tax	35%
Valuation allowance	(35%)
Effective tax rate	0%

(8) ISSUANCE OF COMMON STOCK

INITIAL INVESTORS

On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc., the Company issued 8,000,000 shares of common stock to the Raptor Pharmaceutical Inc. stockholders including 3,000,000 shares of common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., the Company’s Chief Executive Officer and Chief Scientific Officer, respectively, 1,000,000 shares of common stock to Erich Sager, a member of our Board of Directors and 1,000,000 shares of common stock to an unrelated third party. These initial stockholders of Raptor Pharmaceutical Inc. purchased common stock of Raptor Pharmaceutical Inc. when it was a privately held company for the following amounts of proceeds: Dr. Starr $5,000; Dr. Zankel $5,000; Mr. Sager $100,000 and the unrelated third party $200,000.

$5 MILLION FINANCING AND REVERSE MERGER

Pursuant to a binding agreement dated March 8, 2006, with Highland Clan Creations Corp. (“HCCC”), on May 25, 2006, the Company closed a $5 million financing concurrent with a reverse merger (the “May 2006 Financing”). As part of the binding agreement, HCCC loaned $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing. Also, the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 800,000 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 8,333,333 units at $0.60 per unit. Each unit consists of one share of common stock and one common stock purchase warrant exercisable for one share of common stock at $0.60 per share. The warrants are exercisable for 18 months commencing May 25, 2006.

Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. The loan was repaid with interest upon closing of the financing. The 8,333,333 warrants issued as part of the May 2006 financing were valued using the Black-Scholes model using a 4.9% risk-free interest rate, an 18-month term, zero dividend rate and 100% volatility totaling $1.6 million. The 800,000 units of stock and warrants issued to the placement agent were valued at $710,000 (based on a value of $0.60 per share for the common stock totaling $480,000 and based on the Black-Scholes model for the warrants, using the same calculations as the 8.3 million warrants, totaling $230,000) and were recorded as both an increase and a decrease to additional paid-in capital on the Company’s consolidated balance sheet, and such transaction has netted out to zero. 12,500,000 shares of common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in the Company’s common stock outstanding on its consolidated balance sheet as of August 31, 2006. Prior to the reverse merger, certain previous stockholders of HCCC agreed to retire 26,805,000 shares of the Company’s common stock.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company treated the merger of Raptor Pharmaceuticals Corp. into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition pursuant to SEC guidelines. Accordingly, these transactions are recorded as capital transactions in substance, rather than business combinations. Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with the parent, Raptor Pharmaceuticals Corp. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

REPLACEMENT OF COMMON STOCK SUBSCRIBED WITH WARRANTS

On September 14, 2005, the Company entered into an agreement with its legal counsel which allows the Company to defer the payment of legal fees until the Company obtains significant financing. Under this agreement the Company was obligated to issue 0.5% of its outstanding common stock to its legal counsel prior to a significant financing. Common stock subscribed to non-employees is accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which are recorded at fair value of the consideration received or the fair value of the equity investments issued. The fair value of the common stock subscribed was measured as of the performance commitment date in September 2005. Since there is no specified service period in the agreement, the fair value of $60 was expensed as of the agreement date. In August 2006, the Company’s legal counsel made the decision to accept warrants to purchase 60,000 shares of common stock at $0.60 per share instead of receiving 60,000 shares of common stock. No additional expense was recorded as of August 31, 2006 due to the circumstances whereby the fair value of the modified award, at the time of the decision to accept warrants instead of common stock, was lower than the re-measured fair value of the common stock on the same date.

(9) COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

In March 2006, the Company entered into a new lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments are $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). During the cumulative period from September 8, 2005 (inception) to August 31, 2006, the Company paid $24,509 in rent. In March 2006, the Company paid $20,207 as a security deposit on this lease, which expires in March 2009. The lease allows for one three-year extension at the market rate. The lease allows for up to $18,643 in reimbursement for tenant improvements.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2007	$ 63,258
Fiscal year ending August 31, 2008	65,155
September 1, 2008 to March 31, 2009	38,664

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL LEASE

In June 2006, the Company leased a photocopier machine for 36 months at $242 per month. There is no purchase option at the end of the lease. Based on the fair value and estimated useful life of the photocopier and the life of the lease and the photocopier, the Company has accounted for the lease as a capital lease.

The future lease payments under this capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2007	$ 2,903
Fiscal year ending August 31, 2008	2,903
September 1, 2008 to June 30, 2009	2,419
Total capital lease payments	8,225
Less interest on capital lease	(1,183)
Present value of future minimum lease payments	7,042
Less current portion of capital lease obligation	(2,241)
Long-term capital lease obligation	$ 4,801

Interest rate on the capital lease is 11.5% based on the lessor’s implicit rate of return.

RESEARCH COLLABORATION AGREEMENT

In August 2006, the Company signed a research collaboration agreement with a university research laboratory. The research collaboration agreement requires the Company to pay $59,544 per quarter for one year, which includes the salary, benefits and overhead of one research scientist and a portion of the principal investigator’s salary and benefits along with laboratory supplies necessary to carry out the research at the university. The future commitments pursuant to the research agreement are as follows:

Period	Amount
Fiscal year ending August 31, 2007	$178,633

(10) RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Share Purchase Agreement, the Company issued to each of Drs. Starr and Zankel (its Chief Executive Officer and its Chief Scientific Officer, respectively) 3,000,000 shares of the Company’s common stock and to Erich Sager (one of the Company’s directors) 1,000,000 shares of its common stock. Mr. Sager purchased his shares pursuant to a promissory note when the Company was privately held in February 2006 in the amount of $100,000 plus accrued interest at 8% per annum. Mr. Sager repaid $50,000 of the note on February 8, 2006, another $50,000 on March 9, 2006 and $373 of accrued interest on April 11, 2006. Drs. Starr and Zankel and Mr. Sager did not own any shares of the Company’s common stock at the time when the Share Purchase Agreement was first approved and executed.

In the ordinary course of setting up Raptor Pharmaceutical Inc.’s business, the Company’s officers have loaned money to the Company by paying travel expenses and equipment and other costs from their personal funds on behalf of the Company. The Company has promptly reimbursed the officers shortly after the closing of its May 2006 Financing. The officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days. As of August 31, 2006, the Company owed $293 to one of its officers for expenses paid by the officer personally on behalf of the Company.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) SUBSEQUENT EVENTS

On November 2, 2006, the Company entered into an exclusive worldwide license agreement for Mesd reagents for the treatment of cancer and bone diseases with Washington University, St. Louis. The license agreement contains provisions for an upfront licensing fee, an annual license maintenance fee and the potential for milestones, royalties and sublicensing obligations. The Company filed a Current Report on Form 8-K regarding this worldwide license agreement on November 6, 2006.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 15, 2006, we engaged a new firm as our independent registered public accounting firm to audit our financial statements. Our Board of Directors approved the change of independent external auditors to Burr, Pilger & Mayer LLP, an independent registered public accounting firm. Accordingly, Lopez, Blevins, Bork & Associates, LLP, an independent registered public accounting firm, was terminated on June 15, 2006.

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Lopez, Blevins, Bork & Associates, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Lopez, Blevins, Bork & Associates, LLP, for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

We have engaged the firm of Burr, Pilger & Mayer LLP, independent registered public accountants, as of June 15, 2006. Burr, Pilger & Mayer LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 10. Executive Compensation.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 13. Exhibits.

The following documents are filed as a part of this Report:

Financial Statements

The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Auditors’ Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm

Consolidated Statement of Operations for the cumulative period from

September 8, 2005 (inception) to August 31, 2006

Consolidated Statement of Stockholders’ Equity for the cumulative period from September 8, 2005 (inception) to August 31, 2006

Consolidated Statement of Cash Flows for the cumulative period from

September 8, 2005 (inception) to August 31, 2006

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

(2)	Plan of Purchase, sale, reorganization, arrangement, liquidation or succession
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.02(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
(3)	Articles of Incorporation / Bylaws
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
(10)	Material Contracts
10.01(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.02(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.03(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.04(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.05(C)	2006 Equity Incentive Plan
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.
(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.
(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.
(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.
(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

Item 14. Principal Accountant Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2007 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: November 22, 2006	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher M. Starr, Ph.D. and Kim R. Tsuchimoto, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Christopher M. Starr	Chief Executive Officer and Director	November 21, 2006
Christopher M. Starr, Ph.D.	(Principal Executive Officer)

/s/ Kim R. Tsuchimoto	Chief Financial Officer, Secretary and	November 21, 2006
Kim R. Tsuchimoto	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Erich Sager	Director	November 21, 2006
Erich Sager

/s/ Raymond William Anderson	Director	November 21, 2006
Raymond William Anderson

Exhibit Index
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.02(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
10.01(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.02(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.03(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.04(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.05(C)	2006 Equity Incentive Plan
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.
(B)	The document referred to hereby is incorporated by reference from our Form 8-K on March 14, 2006.
(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.
(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.
(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.