Form 10QSB
period 2006-11-30
RAPTOR PHARMACEUTICALS CORP.
filed 2007-01-12
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No ☒

The registrant has 30,633,333 shares of common stock outstanding as of January 11, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2006 (unaudited) and August 31, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the three-month period from September 1, 2006 to November 30, 2006, the period from September 8, 2005 (inception) to November 30, 2005 and the cumulative period from September 8, 2005 (inception) to November 30, 2006	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three-month period from September 1, 2006 to November 30, 2006, the period from September 8, 2005 (inception) to November 30, 2005 and the cumulative period from September 8, 2005 (inception) to November 30, 2006	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis or Plan of Operation	15
Item 3	Controls and Procedures	34
Part II - Other Information
Item 1	Legal Proceedings	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Submission of Matters to a Vote of Security Holders	35
Item 5	Other Information	35
Item 6	Exhibits	35
SIGNATURES		35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	November 30, 2006	August 31, 2006
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$2,982,676	$3,648,538
Prepaid expenses	93,119	103,255
Receivables – other	-	640
Total current assets	3,075,795	3,752,433

Intangible assets, net	143,750	145,625
Fixed assets, net	373,121	387,317
Deposits	20,207	20,207
Total assets	$3,612,873	$4,305,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities
Current liabilities:
Accounts payable	$64,164	$52,068
Due to stockholders	208	293
Accrued liabilities	66,156	84,283
Deferred rent	14,207	15,120
Capital lease liability – current	2,303	2,241
Total current liabilities	147,038	154,005

Capital lease liability - long-term	4,202	4,801
Total liabilities	151,240	158,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock 1,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock 100,000,000 shares authorized 29,633,333 shares issued and outstanding	29,633	29,633
Additional paid-in capital	5,203,951	5,086,393
Deficit accumulated during development stage	(1,771,951)	(969,250)
Total stockholders’ equity	3,461,633	4,146,776
Total liabilities and stockholders’ equity	$3,612,873	$4,305,582
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2006.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
For the cumulative
For the three-month	For the period from	period from
period from	September 8, 2005	September 8, 2005
September 1, 2006 to	(inception) to	(inception) to
November 30, 2006	November 30, 2005	November 30, 2006

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	294,057	22,405	717,714
Research and development	541,055	-	1,126,715
Total operating expenses	835,112	22,405	1,844,429

Loss from operations	(835,112)	(22,405)	(1,844,429)

Interest income	32,599	-	76,127
Interest expense	(188)	-	(3,649)
Net loss	$(802,701)	$(22,405)	$(1,771,951)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.11)

Weighted average shares
outstanding used to compute:
Basic and diluted	29,633,333	6,000,000	15,976,562

The accompanying notes are an integral part of these financial statements.

-4- Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
	For the three-month	For the period from	For the cumulative period from
	period	September 8, 2005	September 8, 2005
	from September 1, 2006 to	(inception) to	(inception) to
	November 30, 2006	November 30, 2005	November 30, 2006
Cash flows from operating activities:
Net loss	$(802,701)	$(22,405)	$(1,771,951)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock options expensed	90,373	-	90,373
Warrants issuable pursuant to consulting agreement	-	60	60
Stock options expensed pursuant to consulting agreements	27,185	-	50,685
Amortization of intangible assets	1,875	-	6,250
Depreciation of fixed assets	26,266	-	45,095

Changes in assets and liabilities:
Prepaid expenses	10,136	-	(93,119)
Receivables - other	640	-	-
Intangible assets	-	-	(150,000)
Deposits	-	-	(20,207)
Accounts payable	12,096	22,345	64,164
Accrued liabilities	(18,127)	-	66,156
Deferred rent	(913)	-	14,207
Net cash used in operating activities	(653,170)	-	(1,698,287)

Cash flows from investing activities:
Purchase of fixed assets	(12,070)	-	(410,819)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	5,000,000
Fundraising costs	-	-	(217,534)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(537)	-	(892)
Cash advances from stockholders, net of repayment	(85)	-	208
Net cash provided by (used in) financing activities	(622)	-	5,091,782
Net increase (decrease) in cash and cash equivalents	(665,862)	-	2,982,676
Cash and cash equivalents, beginning of period	3,648,538	-	-
Cash and cash equivalents, end of period	$2,982,676	$-	$2,982,676

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$10,000	$110,000

The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying unaudited condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp., formerly named Highland Clan Creations Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company is developing a drug-targeting platform, based on the use of Receptor-Associated Protein (“RAP”). Raptor’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. The Company’s fiscal year end is August 31.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section entitled “Factors that May Affect Future Results” in Item 2 of this Form 10-QSB.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the period from September 8, 2005 (inception) to August 31, 2006.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception.) All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through November 30, 2006, the Company had an accumulated deficit of approximately $1.8 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at January 11, 2007, which includes $600,000 from the exercise of common stock warrants received subsequent to its November 30, 2006 quarter-end, will be sufficient to meet the Company’s obligations into the first calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, collaborative agreements with corporate partners, or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s independent accountants have audited the Company’s consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and in their audit report dated October 2, 2006 have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date. To address the negative cash flows, the Company closed a $5 million financing which produced net proceeds to the Company of approximately $4.6 million (net of stock issuance costs and the repayment of a $0.2 million bridge loan.)

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

(i) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientific salaries, lab collaborations, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, patent counsel and patent fees and allocated executive, human resource and facilities expenses.

(j) Net Loss per Share

Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	November 30, 2006	November 30, 2005
Warrants to purchase common stock	9,193,333	60,000
Options to purchase common stock	2,619,300	-
Total potentially dilutive securities	11,812,633	60,000

(k) Stock Option Plans

In May 2006 the Company’s stockholders approved the 2006 Equity Compensation Plan (the “Plan”). The Plan life is ten years and allows for the granting of options to employees, directors and consultants to the Company. Typical option grants are for ten years, have exercise prices at or above market price based on the last closing price the day prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over three years as follows: 6/36ths on the six month anniversary of the date of grant and 1/36ths per month thereafter.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective September 1, 2006, the Company’s stock-based compensation is accounted for in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted

In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS No. 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 6 for further discussion of the Company’s accounting for stock based compensation.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; and 0% dividend rate.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

(l) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation,

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company has adopted the provisions of SFAS 154, as applicable, beginning September 1, 2006.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 was effective for the Company beginning September 1, 2006. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155. Management does not believe adoption of this pronouncement will have an impact on the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe adoption of this pronouncement will have an impact on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of September 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.

In September 2006, the SEC issued SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year statement of operations is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Management does not believe adoption of this pronouncement will have an impact on the Company.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. Management does not believe adoption of this pronouncement will have an impact on the Company.

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over twenty years, which is the life of the intellectual property patents. During the three-month period from September 1, 2006 to November 30, 2006, the period from September 8, 2005 (inception) to November 30, 2005 and the cumulative period from September 8, 2005 (inception) to November 30, 2006, the Company amortized $1,875, $0 and $6,250, respectively, of intangible assets to research and development expense.

The following table summarizes the estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
Fiscal year ending August 31, 2007 – estimate	$7,500
Fiscal year ending August 31, 2008 – estimate	7,500
Fiscal year ending August 31, 2009 – estimate	7,500
Fiscal year ending August 31, 2010 – estimate	7,500
Fiscal year ending August 31, 2011 – estimate	7,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	November 30, 2006	August 31, 2006	Estimated useful lives
Leasehold improvements	$92,371	$92,371	Shorter of life of asset or lease term
Laboratory equipment	262,814	250,744	5 years
Computer hardware and software	55,634	55,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	418,216	406,146
Less: accumulated depreciation	(45,095)	(18,829)
Total fixed assets, net	$373,121	$387,317

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for three-month period from September 1, 2006 to November 30, 2006, the period from September 8, 2005 (inception) to November 30, 2005 and the cumulative period from September 8, 2005 (inception) to November 30, 2006 was $26,266, $0 and $45,095, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	November 30, 2006	August 31, 2006
Auditing and tax preparation fees	$ 30,000	$ 40,102
Legal fees	20,000	11,100
Salaries and wages	9,656	22,462
Patent costs	6,500	6,300
Lab supplies and reagents	-	2,153
Franchise tax	-	800
Other	-	1,366
Total	$ 66,156	$ 84,283

(6) STOCK OPTION PLAN

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R), Share Based Payment, as interpreted by SAB No. 107. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, the Company records consulting expense over the vesting period of stock options granted to consultants.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. As a result of the adoption of SFAS No. 123(R), the Company’s loss from operations and net loss for the three-month period from September 1, 2006 to November 30, 2006, was approximately $90,000 higher than under the Company’s previous accounting method for stock-based compensation. Basic and diluted net loss per share for the three-month period from September 1, 2006 to November 30, 2006, would have been $(0.02) under the previous method in comparison to $(0.03) under SFAS No. 123(R).

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee stock compensation costs for the three-month period from September 1, 2006 to November 30, 2006 and for the cumulative period from September 8, 2005 (inception) to November 30, 2006 totaled approximately $90,000 and $90,000, respectively, of which approximately $75,000 was included in general and administrative expense and $15,000 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to November 30, 2005, which was prior to the Company’s adoption of SFAS No. 123(R).

For stock options granted prior to the adoption of SFAS No. 123(R), if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

	For the period from September 8, 2005 (inception) to November 30, 2005	For the period from September 8, 2005 (inception) to August 31, 2006
Net loss, as reported	$(22,405)	$(969,250)
Add back: stock based compensation expense included in reported net loss	-	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	-	(97,327)
Pro forma net loss	$(22,405)	$(1,066,577)

Net loss per share as reported, basic and diluted	$(0.02)	$(0.08)
Pro forma net loss per share, basic and diluted	$(0.02)	$(0.09)

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-
Granted	2,488,400	$0.62		$0.54
Exercised	-	-
Canceled	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200
Granted	130,900	$0.59		$0.51
Exercised	-	-
Canceled	-	-
Outstanding at November 30, 2006	2,619,300	$0.61	454,012	$0.54

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average intrinsic value of stock options outstanding and exercisable as of November 30, 2006 was $0.54 and $0.54, respectively.

There were 3,380,700 options available for grant under the 2000 Equity Compensation Plan as of November 30, 2006. As of November 30, 2006, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0.01 to $0.60	2,030,900	9.5	$0.60	316,676	$0.60
$0.601 to $0.70	588,400	9.5	$0.67	137,336	$0.68
	2,619,300	9.5	$0.61	454,012	$0.62

(7) ISSUANCE OF COMMON STOCK

INITIAL INVESTORS

On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc., the Company issued 8,000,000 shares of common stock to the Raptor Pharmaceutical Inc. stockholders including 3,000,000 shares of common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., the Company’s Chief Executive Officer and Chief Scientific Officer, respectively, 1,000,000 shares of common stock to Erich Sager, a member of the Company’s Board of Directors and 1,000,000 shares of common stock to an unrelated third party. These initial stockholders of Raptor Pharmaceutical Inc. purchased common stock of Raptor Pharmaceutical Inc. when it was a privately held company for the following amounts of proceeds: Dr. Starr $5,000; Dr. Zankel $5,000; Mr. Sager $100,000 and the unrelated third party $200,000.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. The loan was repaid with interest upon closing of the financing. The 8,333,333 warrants issued as part of the May 2006 financing were valued using the Black-Scholes model using a 4.9% risk-free interest rate, an 18-month term, zero dividend rate and 100% volatility totaling $1.6 million. The 800,000 units of stock and warrants issued to the placement agent were valued at $710,000 (based on a value of $0.60 per share for the common stock totaling $480,000 and based on the Black-Scholes model for the warrants, using the same calculations as the 8.3 million warrants, totaling $230,000) and were recorded as both an increase and a decrease to additional paid-in capital on the Company’s condensed consolidated balance sheets, and such transaction has netted out to zero. 12,500,000 shares of common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in the Company’s common stock outstanding on its condensed consolidated balance sheets. Prior to the reverse merger, certain previous stockholders of HCCC agreed to retire 26,805,000 shares of the Company’s common stock.

The Company treated the merger of Raptor Pharmaceuticals Corp. into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance, rather than business combinations. Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with the parent, Raptor Pharmaceuticals Corp. earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

(8) SUBSEQUENT EVENT

On January 10, 2007, the Company received $600,000 of net proceeds from the exercise of a common stock purchase warrant issued in the May 2006 Financing. The Company issued 1,000,000 shares of common stock pursuant to the warrant subscription agreement upon receipt of the proceeds.

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

Milestones

Over the next 12 months, we plan to conduct research and development activities based upon our RAP based platform and other current and future in-licensed technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. Our inability to achieve any of our objectives likely will have a significant adverse impact on our ability to continue as a going concern:

1. Development of the Blood-Brain Barrier Therapeutic Delivery Technology

We intend to develop and conduct pre-clinical tests on RAP-based molecules that selectively bind to transport receptors reported to reside on the blood side of the blood-brain barrier in humans. Such receptors may provide a potential means of transporting drugs into the brain.

We plan to create a fusion between RAP and a nerve growth factor (NGF) which may help transport NGF across the blood-brain barrier, which NGF currently does not cross. NGF is an important neurotrophic factor that could potentially treat a number of neurodegenerative or brain diseases. We have set up a research collaboration with Stanford University’s neuroscience laboratory, which has expertise in the study of this nerve growth factor. We expect to test the functionality of RAP-NGF fusions in the lab and in animals in order to test the ability of RAP to enhance the transport of attached NGF from blood to the brain.

2. Development of HepTideTM

Drugs currently used to treat primary liver cancer often are toxic to other organs and tissues. In our limited animal studies of our RAP technology, RAP has distributed predominately to the liver. We intend to conduct pre-clinical tests involving RAP fused with drugs currently used to treat primary liver cancer to determine if a RAP-chemotherapeutic fusion (HepTide) would target the liver and reduce the toxicity of the cancer drug in other organs and tissues. We are currently reviewing the capabilities of contract manufacturers to produce pre-clinical material of our RAP molecule fused with two widely-used primary liver cancer chemotherapeutics in order to perform pre-clinical and toxicology studies in animals within the next three to six months. Based on the results of such studies and our ability to make cGMP clinical-grade study material we hope to start our first clinical study in humans within the next 9 to 15 months.

3. Development of AmpTideTM for Lung Cancer (Mesothelioma)

We have engineered RAP to selectively bind to matriptase, a protein that is over-produced on lung cancer (mesothelioma) cells. Matriptase has been shown to enable tumor cells to aggressively invade surrounding tissues and thereby support tumor growth. We intend to test our engineered RAP bound to a fragment of matriptase (AmpTide), to determine if AmpTide will interfere with matriptase’s tumor-promoting activity which may be useful in treatment of a variety of cancers known to over-produce matriptase. We are currently developing pre-clinical studies to determine if we are able to move forward with a clinical plan targeted for primary mesothelioma patients.

4. Development of Mesd for the Treatment of Cancer and Osteoporosis

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of cancer and osteoporosis. We intend to test Mesd in pre-clinical studies for the treatment of osteoporosis and to determine whether there is an appropriate cancer target for Mesd. We plan to test Mesd in an animal model known to over-produce LRP6, a tumor-promoting protein, to determine Mesd’s ability to prevent tumor growth. We also intend to test the ability of Mesd acting through LRP5, a known determinant of bone density, to combat osteoporosis in suitable animal models.

5. Securing Additional and Complementary Technology Licenses from Others

We intend to continue to extend our development of natural chaperone protein variants to include other potential therapeutic proteins. We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing activities on identifying complementary therapeutics and therapeutic platforms that offer a number of therapeutic targets.

6. Out-licensing Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in our potential clinical applications. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-

licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, pre-clinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into agreements with them on terms that are satisfactory to us, or at all.

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $2.6 million to implement our operating plan of researching and developing our RAP based platform and licensed technologies which are designed to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses for the Next 12 Months:
Research and Development Activities	$ 1,300,000
Research and Development Compensation and Benefits	600,000
General and Administrative Activities	400,000
General and Administrative Compensation and Benefits	300,000
Total	$2,600,000

As of November 30, 2006, we had approximately $3.0 million in cash, approximately $147,000 in current liabilities and approximately $2.9 million of net working capital.

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of $5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. During the period from September 1, 2006 to November 30, 2006, we spent approximately $653,000 on operations and $12,000 on laboratory equipment. We anticipate that our spending will significantly increase over the next 12 months as we ramp up our operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approval to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional monies during the next 18 month period from other sources to execute our business plan.

There can be no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we became insolvent or if we breach our asset purchase agreement with BioMarin and/or our licensing agreement with Washington University due to non-payment (and we do not cure our non-payment within the stated cure period). If this happened, we would lose all rights to the RAP technology assigned to us by BioMarin or the rights to Mesd licensed to us by Washington University, depending on which agreement were breached.

-18

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP based technology, in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for patent legal fees and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $1,300,000.

Officer and Employee Compensation

We have hired three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer. We also have hired two permanent scientific staff members and one temporary part-time research intern. We anticipate spending up to approximately $900,000 in officer and employee compensation during the next 12 months, of which $600,000 is allocated to research and development expenses and $300,000 is allocated to general and administrative expenses. We plan to hire at least one executive level clinical/regulatory specialist to manage our pre-clinical and clinical studies and regulatory filings for our lead drug product candidates.

General and Administration

We anticipate spending approximately $400,000 on general and administration costs in the next 12 months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses excluding finance and administrative compensation.

Contractual Obligations with BioMarin

Under the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), which may aid therapeutics in crossing the blood brain barrier to treat diseases affecting the central nervous system, we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
•	$100,000 within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTrans product candidate;
•	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTrans product candidate;

•	-19- $5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTrans product candidate;
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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period September 8, 2005 (inception) to August 31, 2006, our independent registered accountants, Burr, Pilger and Mayer, LLC included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We have adopted the provisions of SFAS 154, as applicable, beginning September 1, 2006.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments (SFAS 155), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We do not believe adoption of this pronouncement will have an impact on us.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions. An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe adoption of this pronouncement will have an impact on us.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year statement of operations is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not believe adoption of this pronouncement will have an impact on us.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require us to recognize the funded status of defined benefit plans in our statement of financial position. This statement will be effective as of our year ending August 31, 2007. We do not believe adoption of this pronouncement will have an impact on us.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our condensed consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.

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

Going Concern

Our condensed consolidated financial statements included with this Form 10-QSB have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected our condensed consolidated financial statements.

Stock-Based Compensation

In May 2006, our stockholders approved the 2006 Equity Compensation Plan (the Plan). The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over three years as follows: 6/36ths on the six month anniversary of the date of grant and 1/36ths per month thereafter.

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with SFAS No. 123(R), Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

In March 2005, the SEC issued SAB No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS No. 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 6 of our condensed consolidated financial statements for further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; and 0% dividend rate.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We are currently evaluating the transition alternatives.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Shares of our common stock are considered speculative during the development stage of our business operations. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of November 30, 2006 have been prepared assuming that we will continue as a going concern. As of November 30, 2006, we had an accumulated deficit of approximately $1.8 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5,000,000 of gross proceeds in a recent private placement offering of our securities, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

•	the progress, timing and scope of our pre-clinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the time and cost necessary to respond to technological and market developments; and
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

We believe that our cash and cash equivalents balances as of January 11, 2007 of approximately $3.3 million will be sufficient to meet our operating and capital requirements into the first calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These estimates do not consider the potential cash generated from the exercise of warrants issued in our May 2006 private placement, which could generate up to an additional $4.4 million prior to the warrants expiring in November

2007. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products.

We are an early development stage company and have not generated any revenues to date and have a limited operating history. All of our drug product candidates are in the concept stage and have not undergone significant testing in pre-clinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in pre-clinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

Even if we are able to develop our drug product candidates, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which would adversely affect our financial results and financial condition and we would have to delay or terminate some or all of our research product development programs.

All of our drug product candidates are theoretical and will require extensive additional research and development, including pre-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

•	the possibility that pre-clinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
•	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
•	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
•	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
•	our drug product candidates, if approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates.

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

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, pre-clinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of pre-clinical testing and human studies;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and

•	-27- the effectiveness of our commercialization activities.

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

If we fail to demonstrate efficacy in our pre-clinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our development and commercialization efforts will be greatly dependent upon our ability to demonstrate drug product candidate efficacy in pre-clinical studies, as well as in clinical trials. Pre-clinical studies involve testing drug product candidates in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain pre-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the drug product candidate’s efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our drug product candidates or technologies if, in the judgment of our management and advisors, the pre-clinical test results do not support further development.

Moreover, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our pre-clinical testing or clinical trials will delay the filing of our investigational new drug application and new drug application with the U.S. Food and Drug Administration (FDA) and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful pre-clinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years.

If any of our future clinical development drug product candidates become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the drug product candidates, even if not justified;
•	unexpected side-effects;
•	regulatory proceedings subjecting the drug product candidates to potential recall;
•	publicity affecting doctor prescription or patient use of the drug product candidates;
•	pressure from competitive products; or

•	-28- introduction of more effective treatments;

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

We will need to establish relationships with additional leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. Although we have established a Medical and Scientific Advisory Board and research collaborations, there is no assurance that our Advisory Board members and our research collaborators will continue to work with us or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our drug product candidates.

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

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, pre-clinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in pre-clinical and clinical testing and contract or clinical research organizations to conduct and manage pre-clinical and clinical studies. If we engage these organizations to help us with our pre-clinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform pre-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

The use of any of our drug product candidates in clinical trials may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we currently do not have any drug product candidates in clinical trials, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims when they enter into clinical trials. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $2 million product liability insurance policy, it does not cover claims relating to clinical trials; and, while we intend to obtain clinical product liability insurance upon commencement of our first clinical trial in an amount we believe will be adequate, we may not be able to obtain such insurance at competitive rates. We are subject to the risk that our current insurance, as well as any clinical product liability insurance that we intend to obtain, will not be sufficient to cover future claims.

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

•

In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be certain that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our drug product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on its technology, we would face a number of issues, including the  following:

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

If we establish a trading market for our common stock, the market price of that stock is likely to fluctuate due to factors including:

•	results of pre-clinical studies and clinical trials;
•	commencement and progress of our drug product candidates through the regulatory process;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our drug product candidates or our competitors’ drug products in both the U.S. and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
•	economic conditions and broad market fluctuations in the U.S. or abroad; and
•	actual or anticipated fluctuations in our operating results.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings.

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding involving the Company by any governmental authority.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: January 12, 2007

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: January 12, 2007

Exhibit Index
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer