Form 10KSB/A
period 2006-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2007-01-18
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Raptor Pharmaceuticals Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-KSB for the period from September 8, 2005 (inception) to August 31, 2006, as filed with the Securities and Exchange Commission on November 21, 2006 (the “Annual Report”) to amend and restate Item 13 of Part III and the Exhibit Index to the Annual Report for the purpose of including the Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan and the Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan as Exhibit 10.06 and 10.07, respectively, each of which were previously filed but were inadvertently omitted from the Annual Report. The complete text of Item 13 of Part III and the Exhibit Index, as amended, is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)

In addition, Item 13 of Part III and the Exhibit Index include the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

This Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

PART III

Item 13. Exhibits.

The following documents are filed as a part of this Report:

Financial Statements

The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Auditors’ Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm

Consolidated Statement of Operations for the period from September 8, 2005 (inception) to August 31, 2006

Consolidated Statement of Stockholders’ Equity for the period from September 8, 2005 (inception) to August 31, 2006

Consolidated Statement of Cash Flows for the period from September 8, 2005 (inception) to August 31, 2006

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

(2)	Plan of Purchase, sale, reorganization, arrangement, liquidation or succession
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.02(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
(3)	Articles of Incorporation / Bylaws
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
(10)	Material Contracts
10.01(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.02(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.03(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.04(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.05(C)	2006 Equity Incentive Plan
10.06 (F)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan
10.07(F)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan
(31)	Section 302 Certification
31.1*	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2*	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Filed herewith.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.
(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.
(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.
(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.
(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.
(F)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on August 25, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: January 18, 2007	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer

Exhibit Index
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.02(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
10.01(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.02(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.03(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.04(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.05(C)	2006 Equity Incentive Plan
10.06 (F)	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan
10.07(F)	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan
31.1*	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2*	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Filed herewith.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.
(B)	The document referred to hereby is incorporated by reference from our Form 8-K on March 14, 2006.
(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.
(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.
(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.
(F)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on August 25, 2006.