Form 10QSB/A
period 2006-11-30
RAPTOR PHARMACEUTICALS CORP.
filed 2007-01-25
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

Raptor Pharmaceuticals Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-QSB for the period from September 1, 2006 to November 30, 2006, as filed with the Securities and Exchange Commission on January 12, 2007 (the “Quarterly Report”) to amend and restate Item 2 of Part II to reflect the grant of stock options during the period to consultants of the Company. The complete text of Item 2 of Part II, as amended, is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)

In addition, Item 6 of Part II and the Exhibit Index include the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of the Company’s Chief Executive Officer and its Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

With the exception of Item 2 of Part II of the Quarterly Report, this Amendment continues to speak as of the date of the Quarterly Report and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Quarterly Report.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, the Company entered into stock option agreements under the Company’s 2006 Equity Incentive Plan to issue the following stock options to purchase a total of 130,900 share of its common stock:

Grant Date / Type of Stock Option(1)	Type of Optionee	Number of Stock Options	Exercise Price	Vesting
September 1, 2006 / NQ	Consultants	96,400	$0.60	(2)
September 15, 2006 / NQ	Consultants	34,500	$0.56	(2)
Total Grants		130,900

(1) NQ – Non-qualified stock option

All stock options expire ten years from grant date

(2) Options vest 25% of total grant every three months.

These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

The forms of stock option agreements for the 2006 Equity Incentive Plan were filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006.

Item 6.	Exhibits.
(31)	Section 302 Certification
31.1*	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2*	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: January 24, 2007

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2007

Exhibit Index
31.1*	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2*	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Filed herewith.