Form 10QSB
period 2007-02-28
RAPTOR PHARMACEUTICALS CORP.
filed 2007-04-16
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-50720

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

The registrant has 32,335,333 shares of common stock outstanding as of April 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 28, 2007 (unaudited) and August 31, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended February 28, 2007 and February 28, 2006 , the six months ended February 28, 2007, the period from September 8, 2005 (inception) to February 28, 2006 and the cumulative period from September 8, 2005 (inception) to February 28, 2007	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2007, the period from September 8, 2005 (inception) to February 28, 2006 and the cumulative period from September 8, 2005 (inception) to February 28, 2007	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	16
Item 3	Controls and Procedures	33
Part II - Other Information
Item 1	Legal Proceedings	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Submission of Matters to a Vote of Security Holders	34
Item 5	Other Information	34
Item 6	Exhibits	35
SIGNATURES		35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28, 2007	August 31, 2006
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$4,035,093	$3,648,538
Prepaid expenses	143,669	103,255
Receivables – other	-	640
Total current assets	4,178,762	3,752,433

Intangible assets, net	141,875	145,625
Fixed assets, net	354,111	387,317
Deposits	20,207	20,207
Total assets	$4,694,955	$4,305,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$88,384	$52,068
Due to stockholders	7,039	293
Accrued liabilities	94,425	84,283
Deferred rent	13,293	15,120
Capital lease liability – current	2,367	2,241
Total current liabilities	205,508	154,005

Capital lease liability - long-term	3,585	4,801
Total liabilities	209,093	158,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock 1,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock 100,000,000 shares authorized 29,633,333 and 32,333,333 shares
issued and outstanding as at August 31, 2006 and February 28, 2007, respectively	32,333	29,633
Additional paid-in capital	6,946,577	5,086,393
Deficit accumulated during development stage	(2,493,048)	(969,250)
Total stockholders’ equity	4,485,862	4,146,776
Total liabilities and stockholders’ equity	$4,694,955	$4,305,582
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2006.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three-month period from December 1, 2006 to February 28, 2007	For the three-month period from December 1, 2005 to February 28, 2006

Revenues:	$-	$-

Operating expenses:
General and administrative	333,289	105,921
Research and development	424,320	1,612
Total operating expenses	757,609	107,533

Loss from operations	(757,609)	(107,533)

Interest income	36,685	274
Interest expense	(173)	-
Net loss	$(721,097)	$(107,259)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares
outstanding used to compute:
Basic and diluted	30,838,889	6,000,000

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
For the cumulative
For the six-month	For the period from	period from
period from	September 8, 2005	September 8, 2005
September 1, 2006 to	(inception) to	(inception) to
February 28, 2007	February 28, 2006	February 28, 2007

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	627,346	128,326	1,051,003
Research and development	965,374	1,612	1,551,035
Total operating expenses	1,592,720	129,938	2,602,038

Loss from operations	(1,592,720)	(129,938)	(2,602,038)

Interest income	69,284	274	112,812
Interest expense	(362)	-	(3,822)
Net loss	$(1,523,798)	$(129,664)	$(2,493,048)

Net loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.14)

Weighted average shares
outstanding used to compute:
Basic and diluted	30,236,111	6,000,000	18,462,825

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the six-month	For the period from	For the cumulative period from
	period	September 8, 2005	September 8, 2005
	from September 1, 2006 to	(inception) to	(inception) to
	February 28, 2007	February 28, 2006	February 28, 2007
Cash flows from operating activities:
Net loss	$(1,523,798)	$(129,664)	$(2,493,048)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock options expensed	179,755	-	179,755
Warrants issuable pursuant to consulting agreement	-	60	60
Stock options expensed pursuant to consulting agreements	63,129	-	86,629
Amortization of intangible assets	3,750	625	8,125
Depreciation of fixed assets	54,934	-	73,763

Changes in assets and liabilities:
Prepaid expenses	(40,414)	(8,000)	(143,669)
Receivables - other	640	-	-
Intangible assets	-	(150,000)	(150,000)
Deposits	-	-	(20,207)
Accounts payable	36,316	55,105	88,384
Accrued liabilities	10,142	172,853	94,425
Deferred rent	(1,827)	-	13,293
Net cash used in operating activities	(1,217,373)	(59,021)	(2,262,490)

Cash flows from investing activities:
Purchase of fixed assets	(21,728)	-	(420,477)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	5,000,000
Proceeds from the exercise of common stock warrants	1,620,000	-	1,620,000
Fundraising costs	-	-	(217,534)
Proceeds from the sale of common stock to initial investors	-	310,000	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,090)	-	(1,445)
Cash advances from stockholders, net of repayment	6,746	(27,282)	7,039
Net cash provided by financing activities	1,625,656	282,718	6,718,060
Net increase in cash and cash equivalents	386,555	223,697	4,035,093
Cash and cash equivalents, beginning of period	3,648,538	-	-
Cash and cash equivalents, end of period	$4,035,093	$223,697	$4,035,093

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$10,000	$110,000

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

The Company is developing a drug-targeting platform and therapeutics, based on the use of Receptor-Associated Protein (“RAP”) and mesoderm development (“Mesd”). Raptor’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. Raptor is also developing RAP and Mesd as potential therapeutics for the treatment of cancer and osteoporosis. The Company’s fiscal year end is August 31.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception.) All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 28, 2007, the Company had an accumulated deficit of approximately $2.5 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at February 28, 2007, will be sufficient to meet the Company’s obligations into the first calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, collaborative agreements with corporate partners, or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s independent accountants have audited the Company’s consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and in their audit report dated October 2, 2006 have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date. To address the negative cash flows, the Company closed a $5 million financing which produced net proceeds to the Company of approximately $4.6 million (net of stock issuance costs and the repayment of a $0.2 million bridge loan) plus an additional $1.6 million resulting from the subsequent exercises of common stock warrants issued in connection with the financing.

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

(i) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, patent counsel and patent fees and allocated executive, human resources and facilities expenses.

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

Potentially dilutive securities include:

	February 28, 2007	February 28, 2006
Warrants to purchase common stock	6,493,333	60,000
Options to purchase common stock	2,619,300	-
Total potentially dilutive securities	9,112,633	60,000

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective September 1, 2006, the Company’s stock-based compensation is accounted for in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123(revised - 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted

In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 6 for further discussion of the Company’s accounting for stock based compensation.

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

(l) Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over twenty years, which is the life of the intellectual property patents. During the three months ended February 28, 2007 and 2006, the six months ended February 28, 2007, the period from September 8, 2005 (inception) to February 28, 2006 and the cumulative period from September 8, 2005 (inception) to February 28, 2007, the Company amortized $1,875, $625, $3,750, $625 and $8,125, respectively, of intangible assets to research and development expense.

The following table summarizes the estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Estimated amortization expense
Fiscal year ending August 31, 2007	$7,500
Fiscal year ending August 31, 2008	7,500
Fiscal year ending August 31, 2009	7,500
Fiscal year ending August 31, 2010	7,500
Fiscal year ending August 31, 2011	7,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 28, 2007	August 31, 2006	Estimated useful lives
Leasehold improvements	$102,029	$92,371	Shorter of life of asset or lease term
Laboratory equipment	262,814	250,744	5 years
Computer hardware and software	55,634	55,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	427,874	406,146
Less: accumulated depreciation	(73,763)	(18,829)
Total fixed assets, net	$354,111	$387,317

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended February 28, 2007 and 2006, the six months ended February 28, 2007, the period from September 8, 2005 (inception) to February 28, 2006 and the cumulative period from September 8, 2005 (inception) to February 28, 2007 was $28,668, $0, $54,934, $0 and $73,763, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	February 28, 2007	August 31, 2006
Auditing and tax preparation fees	$ 39,700	$ 40,102
Legal fees	30,000	11,100
Salaries and wages	19,725	22,462
Patent costs	5,000	6,300
Lab supplies and reagents	-	2,153
Franchise tax	-	800
Other	-	1,366
Total	$ 94,425	$ 84,283

(6) STOCK OPTION PLAN

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R), as interpreted by SAB 107. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method.

Employee stock compensation costs for the three months ended February 28, 2007, the six months ended February 28, 2007 and for the cumulative period from September 8, 2005 (inception) to February 28, 2007 totaled $89,381, $179,755 and $179,755, respectively, of which cumulatively $148,574 was included in general and administrative expense and $31,181 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to February 28, 2006, which was prior to the Company’s adoption of SFAS123(R).

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For stock options granted prior to the adoption of SFAS 123(R), if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

	For the period from September 8, 2005 (inception) to February 28, 2006	For the period from September 8, 2005 (inception) to August 31, 2006
Net loss, as reported	$(129,664)	$(969,250)
Add back: stock based compensation expense included in reported net loss	-	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	-	(97,327)
Pro forma net loss	$(129,664)	$(1,066,577)

Net loss per share as reported, basic and diluted	$(0.02)	$(0.08)
Pro forma net loss per share, basic and diluted	$(0.02)	$(0.09)

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-
Granted	2,488,400	$0.62		$0.54
Exercised	-	-
Canceled	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200
Granted	130,900	$0.59		$0.51
Exercised	-	-
Canceled	-	-
Outstanding at November 30, 2006	2,619,300	$0.61	454,012	$0.54
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at February 28, 2007	2,619,300	$0.61	703,934	$0.54

The weighted average intrinsic value of stock options outstanding and exercisable as of February 28, 2007 was $0.54.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 3,380,700 options available for grant under the 2000 Equity Compensation Plan as of February 28, 2007. As of February 28, 2007, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0.01 to $0.60	2,030,900	9.3	$0.60	507,732	$0.60
$0.601 to $0.70	588,400	9.3	$0.67	196,202	$0.68
	2,619,300	9.3	$0.61	703,934	$0.62

At February 28, 2007, the total unrecognized compensation cost was $784,000. The weighted average period for which it is expected to be recognized is 2 years.

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

In January 2007, the Company received $1,620,000 from the exercise of common stock warrants issued in the financing discussed above. The Company issued 2,700,000 shares of common stock for the warrants which resulted in a total of 32,333,333 shares of common stock outstanding as of February 28, 2007

The Company treated the merger of Raptor Pharmaceuticals Corp. into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance, rather than business combinations. Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with the parent, Raptor Pharmaceuticals Corp. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” as defined under applicable securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Factors That May Affect Future Results,” and other sections of this Form 10-QSB. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-QSB. You should carefully consider that information before you make an investment decision.

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

PLAN OF OPERATION

We treated the merger of Raptor Pharmaceuticals Corp., a Delaware corporation, into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition and the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with its parent, Raptor Pharmaceuticals Corp. Earnings per share for periods prior to the merger have been restated to reflect the number of equivalent shares received by the acquiring company.

Milestones

Over the next 12 months, we plan to conduct research and development activities based upon our RAP based platform and other current and future in-licensed technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. There can be no assurances that our research and development activities will be successful. We will need to achieve at least one of our major clinical objectives in the next 12 months or our ability to continue as a going concern will be adversely impacted.

1. Development of the Blood-Brain Barrier Therapeutic Delivery Technology

We intend to develop and conduct pre-clinical tests on RAP-based molecules, we call NeuroTransTM, that selectively bind to transport receptors reported to reside on the blood side of the blood-brain barrier in humans. Such receptors may provide a potential means of transporting drugs into the brain.

We continue to work with Dr. William Mobley’s neuroscience laboratory at Stanford University, which has expertise in the study of neurotrophic factors, particularly Nerve Growth Factor (NGF). The laboratory at Stanford is testing our engineered RAP peptides in cell culture and preclinical models for the ability to enhance the transport of molecules from blood to the brain.

2. Development of HepTideTM for Hepatocellular Carcinoma (“HCC”)

Drugs currently used to treat primary liver cancer often are toxic to other organs and tissues. In our limited animal studies of our RAP technology, RAP has distributed predominately to the liver. Radio-labeled RAP peptides are scheduled to be tested in a preclinical research model of HCC at the National Research Council in Winnipeg and tissue distribution of RAP will be evaluated by whole-body imaging at Charles River Laboratories. Following this study, we intend to conduct pre-clinical tests involving engineered RAP peptides fused with drugs currently used to treat primary liver cancer to determine if a RAP-chemotherapeutic or a RAP-radio therapeutic fusion, which we call HepTide, would target the liver and reduce the toxicity of the cancer drug in other organs and tissues. We are currently reviewing the capabilities of contract manufacturers to produce pre-clinical material of our RAP peptides fused with two widely-used primary liver cancer therapeutics in order to perform pre-clinical toxicology studies in the appropriate research models. Based on the results of such studies and our ability to make cGMP clinical-grade study material, we hope to start our first clinical study in humans within the next 12 to 15 months.

3. Development of AmpTideTM for Lung Cancer (Mesothelioma)

We have engineered a RAP peptide, called AmpTide, to selectively bind a critical part of matriptase, a protein that is over-produced on lung cancer (mesothelioma) cells. Matriptase has been shown to enable tumor cells to aggressively invade surrounding tissues and thereby support tumor growth. We plan to perform pre-clinical tests to determine whether AmpTide interferes with the tumor-promoting activity of matriptase. Such interference may be useful in the treatment of a variety of cancers, including mesothelioma, which are known to over-produce matriptase.

4. Development of Mesd (“WntTide”) for the Treatment of Cancer and Osteoporosis

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of osteoporosis and cancer. We will be testing the ability of Mesd and engineered Mesd-based peptides, which we call WntTide, acting through LRP5, a known determinant of bone density, to combat osteoporosis and increase bone density in a pre-clinical study. We will also seek to determine whether there is an appropriate cancer target for Mesd.

5. Securing Additional and Complementary Technology Licenses from Others

We intend to continue to extend our development of RAP, RAP-variants and Mesd to include other potential therapeutics. We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing activities on identifying complementary therapeutics and therapeutic platforms that offer a number of therapeutic targets.

6. Out-licensing Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in potential clinical applications of our molecules. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, pre-clinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into agreements with them on terms that are satisfactory to us, or at all.

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $3.9 million to implement our operating plan of researching and developing our RAP based platform and licensed technologies which are designed to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 2,070,000
Research and Development Compensation and Benefits	780,000
General and Administrative Activities	750,000
General and Administrative Compensation and Benefits	270,000
Capital Expenditures	30,000
Total	$3,900,000

As of February 28, 2007, we had approximately $4.0 million in cash, approximately $205,000 in current liabilities and approximately $4.0 million of net working capital.

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of $5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. In January 2007, we received $1,620,000 in proceeds from the exercise of common stock warrants. During the period from September 1, 2006 to February 28, 2007, we spent approximately $1.2 million on operations and $21,000 on leasehold improvements and lab equipment. We anticipate that our spending will significantly increase over the next 12 months as we ramp up our operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional monies during the next 12-month period from other sources to execute our business plan.

There can be no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we became insolvent or if we breach our asset purchase agreement with BioMarin and/or our licensing agreement with Washington University due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin or the rights to Mesd licensed to us by Washington University, depending on which agreement is breached.

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for patent legal fees and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $2,070,000.

Officer and Employee Compensation

We have hired three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer. We also have hired two permanent scientific staff members and one temporary part-time research intern. We anticipate spending up to approximately $1,050,000 in officer and employee compensation during the next 12 months, of which $780,000 is allocated to research and development expenses and $270,000 is allocated to general and administrative expenses. We plan to hire at least one executive level clinical/regulatory specialist to manage our pre-clinical and clinical studies and regulatory filings for our lead drug product candidates and one administrative personnel.

General and Administrative

We anticipate spending approximately $750,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses excluding finance and administrative compensation.

Contractual Obligations with BioMarin

Under the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), which may aid therapeutics in crossing the blood brain barrier to treat diseases affecting the central nervous system, we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
•	$100,000 within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTrans product candidate;
•	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTrans product candidate;

•	-20- $5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTrans product candidate;
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

In addition to these milestone payments, we are also obligated to pay BioMarin a royalty at a percentage of our aggregated revenues derived from drug product candidates based on our NeuroTrans product candidate. On June 9, 2006, we made a milestone payment in the amount of $150,000 to BioMarin because we raised $5,000,000 in our May 25, 2006 private placement financing. If we become insolvent or if we breach our asset purchase agreement with BioMarin due to non-payment and we do not cure our non-payment within the stated cure period, all of our rights to RAP technology (including NeuroTrans) will revert back to BioMarin.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period September 8, 2005 (inception) to August 31, 2006, our independent registered accountants, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our financial position and results of operations.

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

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in our condensed consolidated financial statements.

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

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with SFAS 123(R), Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 5%; 8 year expected life; 100% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 6 of our condensed consolidated financial statements for further discussion of our accounting for stock based compensation.

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

Our condensed consolidated financial statements as of February 28, 2007 have been prepared assuming that we will continue as a going concern. As of February 28, 2007, we had an accumulated deficit of approximately $2.5 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5,000,000 of gross proceeds in a recent private placement offering of our securities and have received $1,620,000 in proceeds from the exercise of common stock warrants, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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

We believe that our cash and cash equivalents balances as of February 28, 2007 of approximately $4.0 million will be sufficient to meet our operating and capital requirements into the first calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These estimates do not consider the potential cash generated from the exercise of outstanding warrants issued in our May 2006 private placement, which could generate up to an additional $3.9 million prior to the warrants expiring in November 2007. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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

Each clinical phase is designed to test attributes of the drug product candidate and problems that might result in the termination of the entire clinical plan can be revealed at any time throughout the overall clinical program. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

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

In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

•	we will not be able to produce enough RAP drug product candidates for testing;
•	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
•	the targeted receptors are not transported across the blood-brain barrier;
•	other features of the barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;
•	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
•	targeting of the selected receptors induces deleterious side-effects which prevent their use as drugs, or
•	that our RAP drug product candidates themselves cause unacceptable side-effects.

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

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-

institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following items were submitted for stockholder vote at our annual meeting, held on February 7, 2007:

The total number of shares voted in person or by proxy was 18,237,466 out of 29,633,333 (61.5%) shares issued and outstanding on the record date of January 1, 2007.

The following directors were nominated to our Board of Directors:

Name of nominee	Number of shares voted FOR	Number of shares WITHHELD
Christopher M. Starr, Ph.D.	18,237,466	0
Raymond W. Anderson	18,237,466	0
Erich Sager	18,236,866	600

A proposal to ratify the appointment of Burr, Pilger & Mayer, LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2007.

Number of shares voted FOR:		18,237,466
Number of shares voted AGAINST:		0
Number of shares ABSTAINING:		0
Number of shares BROKER NON-VOTES:		0
Item 5.	Other Information.

None.

Item 6.	Exhibits.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 13, 2007

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2007

Exhibit Index
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer