Form 10QSB
period 2007-05-31
RAPTOR PHARMACEUTICALS CORP.
filed 2007-06-29
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The registrant has 32,929,166 shares of common stock outstanding as of June 26, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2007 (unaudited) and August 31, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended May 31, 2007 and 2006, the nine months ended May 31, 2007, the period from September 8, 2005 (inception) to May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2007	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2007, the period from September 8, 2005 (inception) to May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2007	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	16
Item 3	Controls and Procedures	33
Part II - Other Information
Item 1	Legal Proceedings	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	35
Item 4	Submission of Matters to a Vote of Security Holders	35
Item 5	Other Information	35
Item 6	Exhibits	35
SIGNATURES		35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2007	August 31, 2006
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$3,630,482	$3,648,538
Prepaid expenses	329,843	103,255
Receivables – other	-	640
Total current assets	3,960,325	3,752,433

Intangible assets, net	140,000	145,625
Fixed assets, net	328,942	387,317
Deposits	20,207	20,207
Total assets	$4,449,474	$4,305,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$237,216	$52,068
Due to stockholders	-	293
Accrued liabilities	141,845	84,283
Deferred rent	12,199	15,120
Capital lease liability – current	2,432	2,241
Total current liabilities	393,692	154,005

Capital lease liability - long-term	2,953	4,801
Total liabilities	396,645	158,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 32,924,166 and 29,633,333 shares issued and outstanding as at May 31, 2007 and
August 31, 2006, respectively	32,924	29,633
Additional paid-in capital	7,408,724	5,086,393
Deficit accumulated during development stage	(3,388,819)	(969,250)
Total stockholders’ equity	4,052,829	4,146,776
Total liabilities and stockholders’ equity	$4,449,474	$4,305,582
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2006.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three-month period from March 1, 2007 to May 31, 2007	For the three-month period from March 1, 2006 to May 31, 2006

Revenues:	$-	$-

Operating expenses:
General and administrative	322,410	53,928
Research and development	614,616	135,130
Total operating expenses	937,026	189,058

Loss from operations	(937,026)	(189,058)

Interest income	41,502	3,733
Interest expense	(247)	(3,333)
Net loss	$(895,771)	$(188,658)

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares
outstanding used to compute:
Basic and diluted	32,533,503	11,395,604

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
For the cumulative
For the nine-month	For the period from	period from
period from	September 8, 2005	September 8, 2005
September 1, 2006 to	(inception) to	(inception) to
May 31, 2007	May 31, 2006	May 31, 2007

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	949,756	182,253	1,373,413
Research and development	1,579,990	136,743	2,165,650
Total operating expenses	2,529,746	318,996	3,539,063

Loss from operations	(2,529,746)	(318,996)	(3,539,063)

Interest income	110,786	4,007	154,314
Interest expense	(609)	(3,333)	(4,070)
Net loss	$(2,419,569)	$(318,322)	$(3,388,819)

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)	$(0.17)

Weighted average shares
outstanding used to compute:
Basic and diluted	31,013,170	10,479,245	20,517,591

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine-month	For the period from	For the cumulative period from
	period	September 8, 2005	September 8, 2005
	from September 1, 2006 to	(inception) to	(inception) to
	May 31, 2007	May 31, 2006	May 31, 2007
Cash flows from operating activities:
Net loss	$(2,419,569)	$(318,322)	$(3,388,819)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock options expensed	271,121	-	271,121
Warrants issuable pursuant to consulting agreement	-	60	60
Stock options expensed pursuant to consulting agreements	80,001	-	103,501
Amortization of intangible assets	5,625	2,500	10,000
Depreciation of fixed assets	86,109	2,015	104,938

Changes in assets and liabilities:
Prepaid expenses	(226,588)	(76,368)	(329,843)
Receivables - other	640	(16,643)	-
Intangible assets	-	(150,000)	(150,000)
Deposits	-	(20,207)	(20,207)
Accounts payable	185,148	344,253	237,216
Accrued liabilities	57,562	106,652	141,845
Deferred rent	(2,921)	16,034	12,199
Net cash used in operating activities	(1,962,872)	(110,026)	(3,007,989)

Cash flows from investing activities:
Purchase of fixed assets	(27,734)	(122,338)	(426,483)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	5,000,000	5,000,000
Proceeds from the exercise of common stock warrants	1,970,000	-	1,970,000
Proceeds from the exercise of common stock options	4,500	-	4,500
Fundraising costs	-	(185,668)	(217,534)
Proceeds from the sale of common stock to initial investors	-	310,000	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,657)	-	(2,012)
Cash advances from stockholders, net of repayment	(293)	23,986	-
Net cash provided by financing activities	1,972,550	5,148,318	7,064,954
Net increase (decrease) in cash and cash equivalents	(18,056)	4,915,954	3,630,482
Cash and cash equivalents, beginning of period	3,648,538	-	-
Cash and cash equivalents, end of period	$3,630,482	$4,915,954	$3,630,482

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$110,000	$110,000

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception.) All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2007, the Company had an accumulated deficit of approximately $3.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at May 31, 2007, will be sufficient to meet the Company’s obligations into the first calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, collaborative agreements with corporate partners, or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s independent accountants have audited the Company’s consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and in their audit report dated October 2, 2006 have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date. To address the negative cash flows, the Company closed a $5 million financing which produced net proceeds to the Company of approximately $4.6 million (net of stock issuance costs and the repayment of a $0.2 million bridge loan) plus an additional $1.97 million resulting from the subsequent exercises of common stock warrants issued in connection with the financing.

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

Potentially dilutive securities include:

	May 31, 2007	May 31, 2006
Warrants to purchase common stock	5,910,000	9,193,333
Options to purchase common stock	2,611,800	2,400,000
Total potentially dilutive securities	8,521,800	11,593,333

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over 20 years, which is the life of the intellectual property patents. During the three months ended May 31, 2007 and 2006, the nine months ended May 31, 2007, the period from September 8, 2005 (inception) to May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2007, the Company amortized $1,875, $1,875, $5,625, $2,500 and $10,000, respectively, of intangible assets to research and development expense.

The following table summarizes the estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Estimated amortization expense
Fiscal year ending August 31, 2007	$7,500
Fiscal year ending August 31, 2008	7,500
Fiscal year ending August 31, 2009	7,500
Fiscal year ending August 31, 2010	7,500
Fiscal year ending August 31, 2011	7,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	May 31, 2007	August 31, 2006	Estimated useful lives
Leasehold improvements	$108,035	$92,371	Shorter of life of asset or lease term
Laboratory equipment	262,814	250,744	5 years
Computer hardware and software	55,634	55,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	433,880	406,146
Less: accumulated depreciation	(104,938)	(18,829)
Total fixed assets, net	$328,942	$387,317

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended May 31, 2007 and 2006, the nine months ended May 31, 2007, the period from September 8, 2005 (inception) to May 31, 2006 and the cumulative period from September 8, 2005 (inception) to May 31, 2007 was $31,175, $2,015, $86,109, $2,015 and $104,938, respectively. Accumulated depreciation on capital lease equipment was $2,363 and $514 as of May 31, 2007 and August 31, 2006, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	May 31, 2007	August 31, 2006
Auditing and tax preparation fees	$ 46,900	$ 40,102
Salaries and wages	34,632	22,462
Legal fees	22,100	11,100
Pre-clinical studies	18,255	-
Patent costs	15,000	6,300
Lab supplies and reagents	-	2,153
Franchise tax	-	800
Other	4,958	1,366
Total	$141,845	$ 84,283

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

Employee stock compensation costs for the three months ended May 31, 2007, the nine months ended May 31, 2007 and for the cumulative period from September 8, 2005 (inception) to May 31, 2007 totaled $91,368, $271,121 and $271,121, respectively, of which cumulatively $224,091 was included in general and administrative expense and $47,030 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to May 31, 2006, which was prior to the Company’s adoption of SFAS123(R).

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For stock options granted prior to the adoption of SFAS 123(R), if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

	For the period from September 8, 2005 (inception) to May 31, 2006		For the period from September 8, 2005 (inception) to August 31, 2006
Net loss, as reported	$	$ (318,322)	$(969,250)
Add back: stock based compensation expense included in reported net loss		--	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards		(198,536)	(97,327)
Pro forma net loss	$	$ (516,858)	$(1,066,577)

Net loss per share as reported, basic and diluted		$(0.03)	$(0.08)
Pro forma net loss per share, basic and diluted		$(0.05)	$(0.09)

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-
Granted	2,488,400	$0.62		$0.54
Exercised	-	-
Canceled	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.54
Granted	130,900	$0.59		$0.51
Exercised	-	-
Canceled	-	-
Outstanding at November 30, 2006	2,619,300	$0.61	454,012	$0.54
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at February 28, 2007	2,619,300	$0.61	703,934	$0.54
Granted	-	-
Exercised	(7,500)	$0.60
Canceled	-	-
Outstanding at May 31, 2007	2,611,800	$0.61	946,357	$0.54

The weighted average intrinsic value of stock options outstanding and exercisable as of May 31, 2007 was $0.54.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 3,380,700 options available for grant under the 2000 Equity Compensation Plan as of May 31, 2007. As of May 31, 2007, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0.01 to $0.60	2,023,400	9.0	$0.60	691,289	$0.60
$0.601 to $0.70	588,400	9.0	$0.67	255,068	$0.67
	2,611,800	9.0	$0.61	946,357	$0.62

At May 31, 2007, the total unrecognized compensation cost was approximately $721,000. The weighted average period for which it is expected to be recognized is 2 years.

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

During the nine months ended May 31, 2007, the Company received $1,970,000 from the exercise of common stock warrants issued in the financing discussed above. The Company issued 3,283,333 shares of common stock for the warrants. During the three months ended May 31, 2007, the Company received $4,500 from the exercise of stock options resulting in the issuance of 7,500 shares of common stock for a total of 32,924,166 shares of common stock outstanding as of May 31, 2007.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

We continue to work with Dr. William Mobley’s neuroscience laboratory at Stanford University, which has expertise in the study of neurotrophic factors, particularly Nerve Growth Factor (NGF). The laboratory at Stanford is testing our engineered RAP peptides in cell culture and pre-clinical models for the ability to enhance the transport of molecules from blood to the brain.

2. Development of HepTideTM for Hepatocellular Carcinoma (“HCC”)

Drugs currently used to treat primary liver cancer often are toxic to other organs and tissues. In our limited animal studies of our RAP technology, RAP has distributed predominately to the liver. Radio-labeled RAP peptides have been tested in a pre-clinical research model of HCC at the National Research Council in Winnipeg, Manitoba, Canada and tissue distribution of RAP is currently being evaluated by whole-body imaging at Charles River Laboratories, Montreal, Quebec, Canada. Following this study, we intend to conduct pre-clinical tests involving engineered RAP peptides fused with drugs currently used to treat primary liver cancer to determine if a RAP-chemotherapeutic or a RAP-radiotherapeutic fusion, which we call HepTide, would target the liver and reduce the toxicity of the cancer drug in other organs and tissues. We are currently reviewing the capabilities of contract manufacturers to produce pre-clinical material of our RAP peptides fused with two widely-used primary liver cancer therapeutics in order to perform pre-clinical toxicology studies in the appropriate research models. Based on the results of such studies and our ability to make cGMP clinical-grade study material, we hope to start our first clinical study in humans within the next 12 to 18 months.

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

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $5.6 million to implement our operating plan of researching and developing our RAP based platform and licensed technologies which are designed to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 3,540,000
Research and Development Compensation and Benefits	950,000
General and Administrative Activities	730,000
General and Administrative Compensation and Benefits	350,000
Capital Expenditures	30,000
Total	$5,600,000

As of May 31, 2007, we had approximately $3.6 million in cash, approximately $394,000 in current liabilities and approximately $3.6 million of net working capital.

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of $5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. During the nine months ended May 31, 2007, we received $1,970,000 in proceeds from the exercise of common stock warrants. During the three months ended May 31, 2007, we received $4,500 from the exercise of stock options. During the nine months ended May 31, 2007, we spent approximately $2.0 million on operations and $28,000 on leasehold improvements and lab equipment. We anticipate that our spending will significantly increase over the next 12 months as we ramp up our operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional funds during the next 12-month period from other sources to execute our business plan. We believe that our cash and cash equivalents balances as of May 31, 2007 of approximately $3.6 million will be sufficient to meet our operating and capital requirements into the first calendar quarter of 2008.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin and/or our licensing agreement with Washington University due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin or the rights to Mesd licensed to us by Washington University, depending on which agreement is breached.

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for patent legal fees and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $3,540,000.

Officer and Employee Compensation

We have hired three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer. We also have hired two permanent scientific staff members and one temporary part-time research intern. We anticipate spending up to approximately $1,300,000 in officer and employee compensation during the next 12 months, of which $950,000 is allocated to research and development expenses and $350,000 is allocated to general and administrative expenses. We plan to hire at least two executive level clinical/regulatory specialists to manage our pre-clinical and clinical studies and regulatory filings for our lead drug product candidates and one finance staff member.

General and Administrative

We anticipate spending approximately $730,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses excluding finance and administrative compensation.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period September 8, 2005 (inception) to August 31, 2006, our independent registered accountants, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our financial position and results of operations.

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

Our condensed consolidated financial statements as of May 31, 2007 have been prepared assuming that we will continue as a going concern. As of May 31, 2007, we had an accumulated deficit of approximately $3.4 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5,000,000 of gross proceeds in a recent private placement offering of our securities and have received $1,970,000 in proceeds from the exercise of common stock warrants, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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

We believe that our cash and cash equivalents balances as of May 31, 2007 of approximately $3.6 million will be sufficient to meet our operating and capital requirements into the first calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These estimates do not consider the potential cash generated from the exercise of outstanding warrants issued in our May 2006 private placement, which could generate up to an additional $3.5 million prior to the warrants expiring in November 2007. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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

If the asset purchase or licensing agreements we entered into are terminated, we will lose the right to use or exploit our owned and licensed technologies, in which case we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology and we entered into a licensing agreement with Washington University for Mesd. BioMarin and Washington University may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure period. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin and/or Washington University the right to terminate their respective agreements with us. We also have the right to terminate these agreements at any time by giving prior written notice. If these agreements are terminated by either party, we would be forced to assign back to BioMarin all of our rights, title and interest in and to the intellectual property related to the RAP technology and would lose our rights to the Mesd technology (depending on which agreement is terminated.) Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in the respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

Each clinical phase is designed to test attributes of drug product candidates and problems that might result in the termination of the entire clinical plan can be revealed at any time throughout the overall clinical program. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
	Warrant Issue Date	Number of Warrants Exercised	Exercise Price	Expiration Date	Exercise Date	Shares Issued Upon Exercise	Proceeds Received
Warrant Holder

Swiss American Securities Inc. ITF Bank Sal. Oppenheim	5/25/2006	1,000,000	$0.60	11/25/2007	1/9/2007	1,000,000	$ 600,000
Finter Bank	5/25/2006	1,600,000	$0.60	11/25/2007	1/26/2007	1,600,000	960,000
Quotidian No. 2 Pty Limited	5/25/2006	333,333	$0.60	11/25/2007	4/17/2007	333,333	200,000
Banque SCS Alliance SA	5/25/2006	100,000	$0.60	11/25/2007	1/18/2007	100,000	60,000
Mapledown Limited	5/25/2006	250,000	$0.60	11/25/2007	5/17/2007	250,000	150,000
		3,283,333				3,283,333	$ 1,970,000

The table above reflects common stock warrants exercised to-date.  All of these warrants were issued in connection with a private placement of common stock and warrants in May 2006 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Act), and the common stock issued upon exercise of the warrants have been registered for re-sale pursuant to our Registration Statement on Form SB-2, as amended, which was declared effective on July 10, 2006. As a result of the exercise of the warrants, we received aggregate net cash proceeds of approximately $1.97 million and used the proceeds for working capital purposes.

We claim an exemption from the registration requirements of the Act for the issuance of common stock underlying the warrants pursuant to Section 4(2) of the Act because, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers and the investors had access to information about us and their investment.

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

Date: June 28, 2007

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: June 28, 2007

Exhibit Index
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer