Form 10KSB
period 2007-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2007-11-14
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

For the transition period from _________ to __________

Commission file number 333-101133

Raptor Pharmaceuticals Corp.
(Name of small business issuer in its charter)

Delaware	98-0379351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA	94949
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (415) 382-8111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 9, 2007 is $15.2 million.

As of November 9, 2007, 33,700,332 shares of the Company’s common stock, which comprises all of the Company’s outstanding common equity, were outstanding.

The documents incorporated by reference are as follows:

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Factors That May Affect Future Results” “Description of Business,” and other sections of this Form 10-KSB. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Form 10-KSB. You should carefully consider that information before you make an investment decision.

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

As used in this annual report, the terms “we,” “us,” “our,” and “Raptor” mean Raptor Pharmaceuticals Corp. and its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. and Bennu Pharmaceuticals Inc., unless otherwise indicated.

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

On May 25, 2006, we acquired 100% of the outstanding capital stock of Raptor Pharmaceutical Inc. (incorporated in Delaware on September 8, 2005), a development-stage research and development company and on June 9, 2006, we disposed of our former wholly-owned subsidiary, Bodysentials Health & Beauty Inc., which sold nutritional milkshakes and drinks on the Internet. On August 1, 2007, we formed Bennu Pharmaceuticals Inc. as our wholly-owned subsidiary for the purpose of developing clinical-stage drug product candidates through to commercialization.

Our current business is the discovery, research and development of therapeutics. The Raptor Pharmaceutical Inc. (Raptor Inc.) business is the discovery, research and preclinical development of novel drug candidates and drug-targeting platforms intended to treat a variety of brain disorders, neurodegenerative diseases, cancer and metabolic diseases through the proprietary use of a natural human protein known as the receptor-associated protein (RAP) and mesoderm development (Mesd). Preclinical data has shown that our RAP technology selectively targets the delivery of bioengineered drugs to organs, tissues and cell types through the use of specific receptor systems. The brain delivery application of our RAP technology, which we have named NeuroTransTM, has demonstrated the potential to deliver therapeutic proteins to the brain in ongoing preclinical studies at Stanford University. HepTideTM, our liver delivery program, has demonstrated its ability to target the liver in a variety of preclinical studies. WntTideTM our Mesd-based peptide is being tested in a preclinical model for the potential to treat osteoporosis by enhancing bone creation, and we are currently awaiting the final analysis of the osteoporosis study. The main purpose of Raptor Inc. will be to move drug product candidates through the early phases of drug discovery and preclinical proof-of-principle studies, a critical component to building a strong pipeline of potential drug candidates. Once these early studies are complete, drug candidates may be partnered, out-licensed or further developed into the clinical phase by Raptor Inc.’s sister company, Bennu Pharmaceuticals Inc.

The Bennu Pharmaceuticals Inc. (Bennu) business is developing drug product candidates that have already passed the preclinical phase and are poised for clinical development. Bennu will advance drug candidates from Raptor Inc. through the clinical phases of development to potential market approval. Bennu also acquires and in-licenses clinical-stage drug product candidates for development towards commercialization.

Preclinical Programs

RAP Technology

We believe there may be a wide range of applications and conditions that our RAP technology may be applied to, including cancer and neurodegenerative diseases. These applications are based on the assumptions that our RAP targeting molecule can be genetically engineered to bind to a selective subset of receptors with restricted tissue distribution. We believe these selective tissue distributions can be used to deliver drugs to the brain, as described below, or to deliver drugs to other tissues based on known restricted receptor subtype distribution. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface.

Treatments for Cancer

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

In our preclinical studies in both a liver cancer model and a non-cancer bio-distribution model, RAP has shown to have distributed predominately to the liver. In the liver cancer model, 4.5 times more RAP was delivered to the liver versus the control, which did not include RAP. In the non-liver cancer bio-distribution model, 7 times more RAP was delivered to the liver versus the non-RAP control and the amount of RAP delivered to the liver represented about 52% of the RAP found in all of the tissues of the entire model, while the next highest concentration of RAP was the kidney at 26%. The pharmacokinetic behavior of RAP may diminish the toxicity of attached chemotherapeutics in other sensitive tissues. We are currently working with contract manufacturers to produce current good manufacturing process (cGMP) clinical-grade study material of RAP conjugated to a chemotherapeutic in order to initiate our first clinical study in humans, which we currently anticipate to begin within the next 8 to 12 months.

AmpTideTM for the Treatment of Lung Cancer

In mid-2007, we performed an in vitro preclinical study with the objective to show proof-of-principle that AmpTideTM, a RAP variant, would inhibit matriptase, an enzyme known to promote tumor growth in mesothelioma or lung cancer patients. The preclinical study did not show any relevant effect on matriptase. We have determined not to continue to fund the development of this program.

Treatments for Infectious Diseases

HepTideTM for the Treatment of Hepatitis

We have initiated proof-of-principle preclinical studies utilizing HepTideTM to enhance the distribution of antiviral drugs to the liver for the treatment of viral hepatitis. HepTideTM has shown hepatotrophic activity by binding selectively to liver cells or to infected liver cells in preclinical studies. Conjugates of HepTideTM and antiviral agents could significantly improve accumulation of these agents in the liver and reduce the amount of powerful antiviral agents elsewhere in the body. We are currently reviewing the capability of a clinical-grade contract manufacturer to produce HepTideTM conjugated to antiviral treatments for hepatitis with the goal of conducting our first clinical trial in hepatitis patients by the second half of 2008.

Treatments for CNS and Brain Diseases

According to the Visiongain Report on Neurodegenerative Disorders: World Markets 2002-2007, the annual cost to the U.S. economy to treat common brain diseases is estimated to be greater than $600 billion in direct medical and related expenses. There is currently no cure and limited treatment to slow the progression of neurodegenerative diseases. We believe that, as the population ages, the prevalence of these diseases will increase significantly. IMS Health World Review estimates that, by 2010, 40 million Americans will be age 65 or older, greater than 1% of those 65 or older will have some symptoms of Parkinson’s disease, and nearly half of individuals 85 or over will have clinically recognizable Alzheimer’s disease. Cambridge Health Advisors estimates that by the middle of this century, nearly 14 million Americans will be affected by Alzheimer’s disease.

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

As an alternative to natural ligands, antibodies have been used to bind to receptors that undergo transcytosis. Antibodies can be engineered to bind to receptors even in the face of high concentrations of endogenous natural receptor ligand and which do not have their own pharmacological activity. However, these antibodies have been demonstrated to be transcytosed far less efficiently than natural ligands. Antibodies themselves are also quite difficult to fuse to drugs in a consistent, scalable manner.

The Advantage of RAP for Delivery of Therapeutics Across the Blood-Brain Barrier

In contrast to the transferrin and insulin transcytosis systems, which are the two most extensively studied candidates as therapeutic transporters that have the shortcomings described above, we believe RAP represents a potential alternative because we believe the RAP concentration in circulation is negligible and has no known direct physiological effects on its own.

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

RAP functions as a chaperone for the low density and very low density lipoprotein receptor (LDLR and VLDLR) family of receptors, both of which are represented on the blood-brain barrier. In order to fulfill its role as a chaperone, we believe RAP has evolved to be able to out-compete all other ligands for binding to the LDLR. Upon binding with RAP, other ligands are prevented from binding with the LDLR. This allows the receptor to be transported to the cell surface free of other ligands. RAP is able to bind even in the presence of high concentrations of competing ligands. Finally, the receptor-ligand complex created by RAP has been demonstrated to be more stable than other receptor-ligand complexes within the cell. This stability may aid in the efficiency of transcytosis by keeping RAP from falling off the receptor during the traverse from the blood side to the brain side of the endothelial cell.

Finally, we believe an important strength of the RAP technology lies in the receptor family upon which it depends. The LDLR family of receptors is one of the most widely distributed and intensively utilized receptor systems characterized to date. Many LDLR family members are transport receptors, ferrying a variety of ligands both into and across cells throughout the body. Some receptors, including megalin and VLDLR, are expressed on tissue barriers, including the blood-brain barrier, the blood-muscle barrier and the air-blood barrier. The cumulative effect of using a ligand like RAP, which binds to all of these receptors, is to increase the distribution and uptake of fusion compounds throughout the body. Another feature of the RAP technology is the differential behavior of LDLR family members on different cell types. On polarized cells, like those making up tissue barriers, LDLR can mediate transport of ligands through the cell layer. On non-polarized cells, like those making up the bulk of most organs, LDLR mediate the efficient transport of ligands into the cell.

NeuroTransTM and Preliminary Demonstration of Our RAP Technology

In practice, attached drugs to ligands can interfere with the binding of ligands to receptors and attached ligands can diminish the binding of a drug to its target. However, in our limited preclinical studies involving fusions between RAP and a variety of protein drugs, including enzymes and growth factors, the ligands and drugs do not appear to have interfered with each other. Peer reviewed research papers have shown that RAP is efficiently transcytosed and fusions between RAP and therapeutic proteins have been manufactured using standard methods.

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

Other Clinical Development Opportunities

In addition to being a potential transport carrier to deliver therapeutics to the brain and the central nervous system, we also believe RAP potentially is capable of transporting therapeutics selectively to muscle, vascular tissue sites, bone, liver, and retina, and could be used to remove unwanted compounds and proteins from the blood stream. Initially, because of the unmet clinical need, we will focus our resources on targeting the delivery of growth factors for the brain such as Glial Derived Neurotrophic Factor, Nerve Growth Factor and Brain Derived Neurotrophic Factor to the brain for the treatment of neurodegenerative diseases. Neurotrophic factors have already demonstrated their potential in treating neurodegenerative diseases in clinical settings, but have not yet been made commercially available primarily because of the lack of an effective intravenous therapeutic brain delivery system.

Based on promising early preclinical results in blood-brain barrier transport models from our collaboration initiated in August 2006, we have renewed our grant with Dr. William Mobley’s neuroscience laboratory at Stanford University. In the first year of our collaboration, a number of RAP peptides were tested for their ability to cross the blood-brain barrier. From these experiments, the Raptor-Stanford team selected a lead candidate transport peptide called RAP-2s. In this second year, the team will continue to assess the bio-distribution of RAP-2s within various brain compartments, commence testing of RAP-2s’ ability to deliver Nerve Growth Factor across the blood-brain barrier, and to investigate the potential for RAP-Nerve Growth Factor conjugates to prevent or reverse neuronal injury in preclinical models.

Mesoderm Development (Mesd)

Treatment of Bone Diseases and Cancer

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

Maintaining bone health is a finely coordinated balance between active bone depletion and bone creation. The normal process of bone remodeling continues throughout life. When bone creation lags behind bone depletion, net loss in bone density occurs, resulting in osteoporosis. Signal transductions through known cell surface receptors control the balance between bone creation and bone depletion. The receptors targeted by our RAP compound have been shown to regulate bone cell differentiation in preclinical models. These receptors bind inhibitor molecules in the blood that are known to decrease bone creation. We believe we can construct compounds that interfere with inhibitor binding, or which enhance receptor signaling potentially resulting in enhanced bone density. In November 2006, we licensed Mesd from Washington University, St. Louis for the treatment of cancer and osteoporosis. In September 2007, we completed preclinical testing of WntTideTM, for our osteoporosis program, utilizing Mesd and engineered Mesd-based peptides, and are currently awaiting the final report of WntTideTM in a well-accepted preclinical model widely used to test reduction in bone loss. Preliminary results suggest that WntTideTM may be a better candidate in the treatment of breast cancer rather than in osteoporosis, based on the behavior of the molecule in this study. Therefore, we will also be testing Mesd peptides for their ability to reduce the activity of certain cell surface proteins that are thought to promote the growth of certain types of cancer including, breast cancer. We are currently reviewing the preliminary results with our clinical consultants.

Clinical-Stage Programs

Aldehyde Dehydrogenase (ALDH2) Deficiency

In October 2007, we acquired the assets of Convivia, Inc. (Convivia), a San Mateo, California based pharmaceutical start-up developing therapies to treat the symptoms of a genetic metabolic disorder called liver aldehyde dehydrogenase (ALDH2) deficiency. The Convivia assets we acquired include four pending U.S. and international patents, unpublished studies, contracts, and technical know-how. We plan to further develop the assets purchased from Convivia through product formulation, additional patent filings and clinical trials. We also plan to add to our clinical development pipeline through in-licensing and acquisitions of drug candidates that we believe are poised to be in clinical trials within six months.

Intellectual Property

On January 27, 2006, we purchased from BioMarin Pharmaceutical Inc. (BioMarin) the intellectual property owned by BioMarin for the research and development of the RAP technologies, including three pending patent applications and two provisional patent applications in review in the U.S., and countries in Europe and Asia and two trademarks for NeuroTransTM. We also have two provisional patent applications licensed from Washington University for Mesd. In addition, we have submitted two provisional patent applications in the U.S., the first of which covers a new family of RAP peptides, with the second application to further support and expand our coverage in specific disease indications. We also have submitted trademarks for HepTideTM, AmpTideTM and WntTideTM.

As part of the acquisition of the Convivia assets, we purchased patent applications for a proprietary oral formulation of 4-methylpyrozole for inhibiting ethanol intolerance in the U.S., South Korean and Taiwan and one provisional patent application in the U.S.

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

Research and Development

We are a research and development company and we plan to focus our efforts in the discovery, research, preclinical and clinical development of our RAP based platforms, complementary technologies and clinical drug candidates to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders and neurodegenerative diseases, genetic disorders and cancer. During the period from September 8, 2005 (inception) to August 31, 2007, we incurred approximately $2.8 million in research and development costs. Since we are a development stage company, we currently do not maintain principal raw materials suppliers or sales customers. Please see the Plan of Operation section beginning on page 26 for our planned research and development activities in the next twelve months.

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

In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration (FDA) and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any drug product candidates developed by us, our ability to receive product revenues, and our liquidity and capital resources.

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

Competition

Primary Liver Cancer

Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the widely preserved unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently over 140 ongoing clinical trials actively recruiting patients with HCC listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. As of 2004, Eximias Pharmaceutical’s Thymitaq and Amgen’s T67 were the only new therapies in Phase III trials for HCC. Since then, Metabasis Therapeutics has been testing their MB07133 pro-drug formulation in the clinic and has reported encouraging results. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.

Hepatitis

It has been estimated that approximately 3% of the world’s population is chronically infected with hepatitis C, which translates to nearly 200 million people infected worldwide. Due to the latency of HCV infection and slow disease progression, along with a lag in awareness of the disease, the number of patients with HCV is increasing and expecting to peak in the next 20-30 years. Over 50,000 people die of HCV infection every year. Up to 75% of chronically infected individuals carry the genotype I strain of HCV. The most effective current treatment for chronic HCV infection is Interferon, but nearly 60% of patients infected with genotype 1 do not show a sustained viral reduction with Interferon treatment, and the remaining 40% of such genotype 1 HCV cases are without any therapy.

The significant number of Interferon non-responders has created a great need for second generation therapies and a large number of pharmaceutical companies have active therapeutic programs to meet the requirements of this large and growing market. There are currently 28 compounds in clinical development for the treatment of chronic HCV infection. A large number of these clinical compounds are small molecule antivirals being developed by pharmaceutical companies including Novartis, Kemin, Vertex and Migenix. In addition, over a dozen non-interferon immunomodulators are currently under clinical development by companies including SciClone, Schering-Plough Chiron and Innogenetics. These compounds are designed to attack different parts of the Hepatitis C virus and its ability to replicate or enhance the body’s immune system to better recognize and destroy the virus. Most clinicians now believe that eventually these and future drugs will be used in combination to treat chronic HCV.

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

The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. The current method of delivery by this route, however, is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient. Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, Axonyx, AramaGen Technology, to-BBB, Xenoport Inc., Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.

Bone Disease

Due to the large number of patients with bone disease, and the expectation that the number of people suffering from bone loss is likely to increase significantly as people live longer, biotechnology and pharmaceutical companies are expending enormous resources to discover new treatment options. Numerous drugs have been approved and are on the market for the treatment of bone loss. In addition, there are currently over 135 ongoing clinical trials actively recruiting patients with osteoporosis listed in the ClinicalTrials.gov website.

ALDH2 Deficiency

ALDH2 deficiency affects hundreds of millions of people worldwide, and is especially prevalent in East Asian populations. The association of this metabolic disorder with serious health risks, including liver diseases and digestive tract cancers, has emerged fairly recently (over the last 8-10 years). Consequently, we are not aware of any pharmaceutical products currently approved for this indication, either in the U.S. or internationally. However, given the size of the potential patient population and the emerging awareness of this disorder as a serious health risk, we expect there are or will be other pharmaceutical companies, especially those with commercial operations in Asian countries, developing products to treat the symptoms of this condition. Many of these competitors may have greater resources, and existing commercial operations in the Asian countries which we expect will be the primary markets for this product.

Additionally, there are non-pharmaceutical products available such as supplements and traditional remedies, especially in some Asian countries, which claim to be effective in reducing the symptoms associated with ALDH2 deficiency and other physical reactions to ethanol consumption. Although we are not aware of any study which has demonstrated the efficacy of such non-pharmaceutical alternatives, these products may compete with our ALDH2 deficiency product.

Because, among other things, nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do, there can be no assurances that we will be successful in competing in the areas discussed above. See the section under “Factors That May Affect Future Results” entitled, “If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

Employees

We presently have seven full time employees, including two employees in our executive department, three employees in our research and development department and two employees in our finance department. We also have one part-time temporary employee in our research and development department. Based on our current plan, over the next 12 month period, we anticipate hiring at least one medical director to oversee our clinical trials. We also plan to supplement our human resources needs through consultants and contractors as needed.

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

Our consolidated financial statements as of August 31, 2007 have been prepared assuming that we will continue as a going concern. As of August 31, 2007, we had an accumulated deficit of approximately $4.6 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5.0 million of gross proceeds in a private placement offering of our securities in May 2006, have received $1.97 million in proceeds from the exercise of common stock warrants and have a $5.0 million loan which we are able to draw funds from, as needed, up until April 1, 2008, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

•	the progress, timing and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the time and cost necessary to respond to technological and market developments; and
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

We believe that our cash and cash equivalents balances as of August 31, 2007 of approximately $2.6 million, along with resources available to us, will be sufficient to meet our operating and capital requirements into the third calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These estimates do not consider the potential cash generated from the exercise of outstanding warrants issued in our May 2006 private placement, which could generate up to an additional $3.5 million prior to the warrants expiring on November 25, 2007. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all and our lender under our existing convertible loan agreement may not fund our requested draws in a timely fashion, if at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products.

We are an early development stage company and have not generated any revenues to date and have a limited operating history. Many of our drug product candidates are in the concept stage and have not undergone significant testing in preclinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in preclinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

Even if we are able to develop our drug product candidates, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which would adversely affect our financial results and financial condition and we would have to delay or terminate some or all of our research product development programs.

All of our drug product candidates are theoretical and will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

•	the possibility that preclinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
•	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
•	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
•	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
•	our drug product candidates, if approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates.

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

We entered into an asset purchase agreements with BioMarin for the purchase of intellectual property related to the RAP technology and with Convivia for the purchase of intellectual property related to the ALDH2 deficiency program and we entered into a licensing agreement with Washington University for Mesd. BioMarin, Convivia and Washington University may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure period. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin and/or Convivia and/or Washington University the right to terminate their respective agreements with us. We also have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin or Washington University agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology and would lose our rights to the Mesd technology, in the case of the Washington University agreement. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in the respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human studies;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

If we fail to demonstrate efficacy in our preclinical studies and clinical trials our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our development and commercialization efforts will be greatly dependent upon our ability to demonstrate drug product candidate efficacy in preclinical studies, as well as in clinical trials. Preclinical studies involve testing drug product candidates in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain preclinical data reveals potential safety issues or the results are inconsistent with an expectation of the drug product candidate’s efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our drug product candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application and new drug application with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years.

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

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, preclinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in preclinical and clinical testing and contract or clinical research organizations to conduct and manage preclinical and clinical studies. If we engage these organizations to help us with our preclinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform preclinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

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

Our success depends on our ability to manage our growth.

We expect to continue to grow our Company, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage program and with our plans to in-license and acquire additional clinical-phase product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with other third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

If we establish a trading market for our common stock, the market price of that stock is likely to fluctuate due to factors including:

•	results of our preclinical studies and clinical trials;
•	commencement and progress of our drug product candidates through the regulatory process;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our drug product candidates or our competitors’ drug products in both the U.S. and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
•	economic conditions and broad market fluctuations in the U.S. or abroad; and
•	actual or anticipated fluctuations in our operating results.

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

Effective April 1, 2006, we entered into a three year lease for 2,892 square feet of combined laboratory and office space with an additional three year option. Our original monthly base rent was $5,206. Effective April 1, 2007, we leased an additional 3,210 square feet in order to expand our office space and our base rent increased to $9,764 per month. The original lease term continues. The facility is located in an industrial park at 9 Commercial Blvd, Suite 200, Novato, California 94949. We also store cell line back ups at an off site cell bank, a commercial facility specifically licensed for such purpose. Our current facility is expected to be adequate for the foreseeable future.

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

Market Information and Dividends

Our common stock is quoted under the symbol “RPTP” on the NASD Over the Counter Bulletin Board. Prior to June 8, 2006, our common stock had not traded in the public market. The following table sets forth the high and low sales prices for our common stock for the period from June 8, 2006 through our fiscal year ended August 31, 2007, as reported by the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
June 8, 2006 to August 31, 2006	$0.85	$0.50
September 1, 2006 to November 30, 2006	$0.61	$0.46
December 1, 2006 to February 28, 2007	$0.75	$0.54
March 1, 2007 to May 31, 2007	$1.29	$0.58
June 1, 2007 to August 31, 2007	$0.76	$0.41

On November 9, 2007, the last reported sale price on the OTC Bulletin Board for our common stock was $0.57 per share. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of November 9, 2007, there were 43 holders of record of 33,700,332 outstanding shares of our common stock. Additionally, on such date, options to acquire 3,173,300 shares and warrants to acquire 5,778,334 shares of our common stock were outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of August 31, 2007	Weighted-average exercise price of outstanding options, warrants and rights as of August 31, 2007	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of August 31, 2007
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,934,800	$0.61	3,050,700
Equity compensation plans not previously approved by security holders	0	0	0
Total	2,934,800	$0.61	3,050,700

Recent Sales of Unregistered Securities and Use of Proceeds.

Pursuant to a loan agreement dated September 12, 2007, we paid to the lender a finder’s fee equal to 200,000 shares of our common stock. Pursuant to an asset purchase agreement related to the purchase of the Convivia assets, we issued 200,000 shares of our common stock to the asset seller, Convivia, Inc., along with an additional 200,000 shares of our common stock to a third party in satisfaction of a debt obligation of Convivia and an addition 37,500 shares of our common stock in satisfaction of other obligations of Convivia. The sale and issuance of the aggregate 637,500 shares of our common stock discussed above is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. We relied on representations made available to us in determining that such exemptions were available. No underwriting discounts or commissions were paid by us in connection with the loan agreement or asset purchase agreement.

In June, July, September and October 2007, we entered into stock option agreements under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 568,500 shares of our common stock:

Grant Date / Type of Stock Option(1)	Type of Optionee	Number of Stock Options	Exercise Price	Vesting
June 14, 2007 / ISO	Employees	100,000	$0.60	(2)
June 14, 2007 / NQ	Board Members	200,000	$0.60	(2)
July 24, 2007 / ISO	Employee	30,000	$0.60	(2)
Sept. 10, 2007 / ISO	Employee	150,000	$0.52	(2)
Sept. 25, 2007 / NQ	Consultants	33,000	$0.50	(3)
Oct. 4, 2007 / NQ	Consultant	11,100	$0.58	(3)
Oct. 7, 2007 / NQ	Consultant	44,400	$0.58	(3)
Total grants		568,500

(1) NQ – Non-qualified stock option ISO – Incentive stock options. All stock options expire ten years from grant date.

(2) Options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

(3) Options vest 25% quarterly over a year from grant date. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

The forms of stock option agreements for our 2006 Equity Incentive Plan were filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

We treated the merger of Raptor Pharmaceuticals Corp., a Delaware corporation, into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition and the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with its parent, Raptor Pharmaceuticals Corp. and its other subsidiary, Bennu Pharmaceuticals Inc. Earnings per share for periods prior to the merger have been restated to reflect the number of equivalent shares received by the acquiring company.

Milestones

Over the next 12 months, we plan to conduct research and development activities based upon our RAP-based platform, other current and future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. There can be no assurances that our research and development activities will be successful. We will need to achieve at least one of our major clinical objectives in the next 12 months or our ability to continue as a going concern will be adversely impacted.

1. Development of HepTideTM for Hepatocellular Carcinoma (HCC) and Hepatitis

Drugs currently used to treat primary liver cancer often are toxic to other organs and tissues. In our recent preclinical studies of our radio-labeled HepTide, HepTide was shown to distribute predominately to the liver. Radio-labeled HepTide tested in a preclinical research model of HCC at the National Research Council in Winnipeg, Manitoba, Canada showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTide in a non-HCC infected preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTide delivery to other tissues and organs. We are also evaluating how HepTide could aid in the treatment of Hepatitis. We are currently reviewing the capabilities of contract manufacturers to produce preclinical material of HepTide fused with two widely-used primary liver cancer therapeutics and two Hepatitis therapeutics in order to perform preclinical toxicology studies in the appropriate research models. Based on the results of such studies and our ability to make cGMP clinical-grade study material, we plan to submit our first IND in the HepTide program in Q3 of 2008 and assuming our IND is accepted by the FDA, start our first clinical study in humans within the next 12 months.

2. Development of ConviviaTM for Liver Aldehyde Dehydrogenase (ALDH2) Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole (4-MP) for treatment of acetaldehyde toxicity resulting from ALDH2 deficiency, an inherited disorder of the metabolic pathway for ethanol. 4-MP is presently marketed in an intravenous form as an anti-toxin. We plan to conduct a dose-ranging clinical trial in the first half of 2008. We are negotiating manufacturing agreements and expect to initiate a second clinical study using our reformulated product in the second half of 2008. Due to the fact that 4-MP is an already approved drug for anti-freeze poisoning, there exists extensive data about the safety of 4-MP, which should aid in the regulatory pathway of our proprietary oral formulation. In order to support our regulatory and clinical strategy, we have engaged a clinical and regulatory consulting group to provide their expertise in filing for approval to conduct clinical trials with the FDA and foreign regulatory bodies.

3. Development of NeuroTransTM to Treat Brain Diseases

Based on promising early results in blood-brain barrier (BBB) transport models from our collaboration initiated in August 2006, we have renewed our grant with Dr. William Mobley’s neuroscience laboratory at Stanford University. In the first year of the collaboration, a number of RAP peptides were tested for their ability to cross the BBB. From these experiments, we were able to select a lead candidate transport peptide we call RAP-2s. At Stanford, we plan to continue to assess the bio-distribution of RAP-2s within various brain compartments, commence testing of RAP-2s’ ability to deliver Nerve Growth Factor (NGF) across the BBB, and to investigate the effects of the RAP-NGF conjugates to the brain in preclinical models.

4. Development of WntTideTM for the Treatment of Cancer and Osteoporosis

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of osteoporosis and cancer. Preliminary results from our preclinical study of Mesd and Mesd-based peptides, which we call WntTideTM, in an osteoporosis model, suggests that WntTide down-regulates LRP5, indicating that WntTide should be studied further for the potential treatment of breast cancer, rather than for the treatment of osteoporosis. Therefore, we will also be testing Mesd peptides for their ability to reduce the activity of certain cell surface proteins that are thought to promote the growth of certain types of cancer including, breast cancer, in a preclinical xenograft model for breast cancer with anticipated results in 8 to 10 months.

5. Securing Additional and Complementary Technology Licenses from Others

We intend to continue to extend our development of RAP, RAP-variants and Mesd to include other potential therapeutics. We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand its clinical indications through additional clinical trials.

6. Out-licensing Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in potential clinical applications of our molecules. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, preclinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into agreements with them on terms that are satisfactory to us, or at all.

Capital Resource Requirements

For the next 12 months we intend to expend a total of approximately $7.6 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies and ConviviaTM, which are designed to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases, metabolic disorders and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 5,400,000
Research and Development Compensation and Benefits	900,000
General and Administrative Activities	730,000
General and Administrative Compensation and Benefits	550,000
Capital Expenditures	20,000
Total	$7,600,000

As of August 31, 2007, we had approximately $2.6 million in cash, approximately $331,000 in current liabilities and approximately $2.5 million of net working capital.

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of

$5 million, which net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. During the year ended August 31, 2007, we received $1,970,000 in proceeds from the exercise of common stock warrants and $8,700 from the exercise of stock options. Subsequent to our fiscal year end, in September 2007, we entered into a loan agreement with Jupili Investment SA pursuant to which we have the right to borrow up to $5 million in aggregate. The loan bears interest at a rate of 10% per annum and matures on April 1, 2008, at which time all principal and accrued interest on the loan shall become due and payable in cash or in the Company’s common stock, at the lender’s discretion. We have not yet drawn any advances under this loan agreement. During the year ended August 31, 2007, we spent approximately $3.0 million on operations and $41,000 on leasehold improvements and lab equipment. We anticipate that our spending will significantly increase over the next 12 months as we ramp up our clinical development operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow from the exercise of our common stock purchase warrants or through the receipt of collaboration support, we will require additional funds during the next 12-month period from other sources to execute our business plan. We believe that our cash and cash equivalents balances as of August 31, 2007 of approximately $2.6 million along with our convertible debt of $5 million that can be drawn down until April 1, 2008 will be sufficient to meet our operating and capital requirements into the third calendar quarter of 2008.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or Convivia or our licensing agreement with Washington University due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin or the rights to Mesd licensed to us by Washington University or the rights to the proprietary formulation of 4-methylpyrazole assigned to us by Convivia, depending on which agreement is breached.

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials in the next 12 months. We plan to conduct research and development activities through our own laboratory staff and also by engaging contract research organizations and contract manufacturing organizations. We also plan to incur costs for the production of clinical study drug candidates, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $5,400,000.

Officer and Employee Compensation

We have four executive officers including a Chief Executive Officer, a Chief Financial Officer, a Chief Scientific Officer and a subsidiary President. We also have two permanent scientific staff members, one permanent finance staff member and one temporary part-time research intern. We anticipate spending up to approximately $1,450,000 in officer and employee compensation during the next 12 months, of which $900,000 is allocated to research and development expenses and $550,000 is allocated to general and administrative expenses. We plan to hire a medical director to oversee our clinical trials.

General and Administrative

We anticipate spending approximately $730,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, rent and facility support expenses excluding finance and administrative compensation.

Capital Expenditures

We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture.

Contractual Obligations with BioMarin

Under the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), which may aid therapeutics in crossing the blood-brain barrier to treat diseases affecting the central nervous system, we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
•	$100,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTrans product candidate;
•	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTrans product candidate;
•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTrans product candidate;
•	$5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTrans product candidate;
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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended August 31, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered accountants, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered accountants.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year statement of operations is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement did not have an impact on us.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Income Taxes

Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

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

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in our consolidated financial statements.

Stock-Based Compensation

In May 2006, our stockholders approved the 2006 Equity Compensation Plan (the Plan). The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over four years as follows6/48ths on the six month anniversary of the date of grant and 1/48ths per month thereafter.

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

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: for the first three quarters of the fiscal year - risk-free interest rate of 5%; 8 year expected life; 100% volatility; 10% turnover rate and 0% dividend rate and for the fourth quarter of the fiscal year - risk-free interest rate of 4%; 8 year expected life; 99.75% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 6 of our consolidated financial statements for further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

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

Item 7. Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of August 31, 2007 and 2006	35
Consolidated Statements of Operations for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006, and for the cumulative period from September 8, 2005 (inception) to August 31, 2007	36
Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the year ended August 31, 2007	37
Consolidated Statements of Cash Flows for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and for the cumulative period from September 8, 2005 (inception) to August 31, 2007	39
Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Raptor Pharmaceuticals Corp.

We have audited the accompanying consolidated balance sheets of Raptor Pharmaceuticals Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Pharmaceuticals Corp. and its subsidiaries as of August 31, 2007 and 2006 and the consolidated results of their operations and cash flows for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 2 and 6 to the consolidated financial statement, on September 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments” applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

November 2, 2007

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31, 2007	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,627,072	$3,648,538
Prepaid expenses	197,093	103,255
Receivables – other	-	640
Total current assets	2,824,165	3,752,433

Intangible assets, net	138,125	145,625
Fixed assets, net	308,428	387,317
Deposits	20,207	20,207
Total assets	$3,290,925	$4,305,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$115,679	$52,068
Due to stockholders	-	293
Accrued liabilities	201,320	84,283
Deferred rent	11,015	15,120
Capital lease liability – current	2,500	2,241
Total current liabilities	330,514	154,005

Capital lease liability - long-term	2,302	4,801
Total liabilities	332,816	158,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 32,931,166 and 29,633,333 shares issued and outstanding as at August 31, 2007 and
August 31, 2006, respectively	32,931	29,633
Additional paid-in capital	7,526,504	5,086,393
Deficit accumulated during development stage	(4,601,326)	(969,250)
Total stockholders’ equity	2,958,109	4,146,776
Total liabilities and stockholders’ equity	$3,290,925	$4,305,582

The accompanying notes are an integral part of these financial statements.

-36- Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Operations

For the cumulative
For the period from	period from
September 8, 2005	September 8, 2005
For the year ended	(inception) to	(inception) to
August 31, 2007	August 31, 2006	August 31, 2007

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,529,028	510,079	2,039,107
Research and development	2,246,057	499,238	2,745,295
Total operating expenses	3,775,085	1,009,317	4,784,402

Loss from operations	(3,775,085)	(1,009,317)	(4,784,402)

Interest income	143,760	43,528	187,288
Interest expense	(751)	(3,461)	(4,212)
Net loss	$(3,632,076)	$(969,250)	$(4,601,326)

Net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.17)

Weighted average shares
outstanding used to compute:
Basic and diluted	31,497,782	12,495,425	27,857,630

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

-38- Raptor Pharmaceuticals Corp. (A Development Stage Company) Consolidated Statement of Stockholders’ Equity

For the year ended August 31, 2007

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at September 1, 2006	29,633,333	$29,633	$5,086,393	$(969,250)	$4,146,776

Exercise of common stock warrants	3,283,333	3,283	1,966,717	-	1,970,000

Exercise of common stock options	14,500	15	8,685		8,700

Stock options granted pursuant to consulting agreements	-	-	95,731	-	95,731

Employee stock-based compensation expense	-	-	368,978	-	368,978

Net loss	-	-	-	(3,632,076)	(3,632,076)

Balance at August 31, 2007	32,931,166	$32,931	$7,526,504	$(4,601,326)	$2,958,109

The accompanying notes are an integral part of these financial statements.

-39- Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		For the period from	For the cumulative period from
		September 8, 2005	September 8, 2005
	For the year ended	(inception) to	(inception) to
	August 31, 2007	August 31, 2006	August 31, 2007
Cash flows from operating activities:
Net loss	$(3,632,076)	$(969,250)	$(4,601,326)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock-based compensation expense	368,978	-	368,978
Warrants issuable pursuant to consulting agreement	-	60	60
Stock options expensed pursuant to consulting agreements	95,731	23,500	119,231
Amortization of intangible assets	7,500	4,375	11,875
Depreciation of fixed assets	120,530	18,829	139,359

Changes in assets and liabilities:
Prepaid expenses	(93,838)	(103,255)	(197,093)
Receivables - other	640	(640)	-
Intangible assets	-	(150,000)	(150,000)
Deposits	-	(20,207)	(20,207)
Accounts payable	63,611	52,068	115,679
Accrued liabilities	117,037	84,283	201,320
Deferred rent	(4,105)	15,120	11,015
Net cash used in operating activities	(2,955,992)	(1,045,117)	(4,001,109)

Cash flows from investing activities:
Purchase of fixed assets	(41,641)	(398,749)	(440,390)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	5,000,000	5,000,000
Proceeds from the exercise of common stock warrants	1,970,000	-	1,970,000
Proceeds from the exercise of common stock options	8,700	-	8,700
Fundraising costs	-	(217,534)	(217,534)
Proceeds from the sale of common stock to initial investors	-	310,000	310,000
Proceeds from bridge loan	-	200,000	200,000
Repayment of bridge loan	-	(200,000)	(200,000)
Principal payments on capital lease	(2,240)	(355)	(2,595)
(Repayments) advances from stockholders	(293)	293	-
Net cash provided by financing activities	1,976,167	5,092,404	7,068,571
Net increase (decrease) in cash and cash equivalents	(1,021,466)	3,648,538	2,627,072
Cash and cash equivalents, beginning of period	3,648,538	-	-
Cash and cash equivalents, end of period	$2,627,072	$3,648,538	$2,627,072

Supplemental cashflow information:
Interest paid	$751	$3,461	$4,212
Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$7,397	$7,397
Notes receivable issued in exchange for common stock	$-	$110,000	$110,000

The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp., formerly named Highland Clan Creations Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Through one of its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. (“Raptor Inc.”), the Company is developing a drug-targeting platform and therapeutics, based on the use of Receptor-Associated Protein (“RAP”) and mesoderm development (“Mesd”). Raptor Inc.’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. Raptor Inc. is also developing RAP and Mesd as potential therapeutics for the treatment of cancer and osteoporosis. On August 1, 2007, the Company formed a new wholly-owned subsidiary, Bennu Pharmaceuticals Inc., which was created for the purpose of developing clinical-stage products to supplement the drug discovery, research and preclinical development which are being performed by Raptor Inc. The two subsidiaries together form a continuous pipeline of drug product candidates from early stage to clinical stage with the goal to commercialization. The Company’s fiscal year end is August 31.

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

See the section entitled “Factors that May Affect Future Results” in Item 1 of this Annual Report on Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception) and Bennu Pharmaceuticals Inc., which was incorporated in Delaware on August 1, 2007. All inter-company accounts have been eliminated. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2007, the Company had accumulated losses of approximately $4.6 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at August 31, 2007 along with the proceeds available from a $5 million convertible loan, of which the Company can draw down funds at any time up until April 1, 2008 (the maturity date of the loan) will be sufficient to meet the Company’s obligations into the third calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

The Company’s independent accountants have audited our consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and for the year ended August 31, 2007 and in their audit report dated October 2, 2006, and November 2, 2007, respectively, have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date. To address the negative cash flows

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company procured a $5 million convertible loan, as discussed above. Currently, there is no outstanding balance on the $5 million convertible loan.

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

(d) Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources as a single operating segment.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f) Intangible Assets

Intangible assets include the intellectual property and other rights relating to the RAP technology. The intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.

(g) Fixed Assets

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Impairment of Long-Lived Assets

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

(i) Income Taxes

Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(j) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

(k) Net Loss per Share

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

Potentially dilutive securities include:

	August 31,
	2007	2006
Warrants to purchase common stock	5,910,000	9,193,333
Options to purchase common stock	2,934,800	2,488,400
Total potentially dilutive securities	8,844,800	11,681,733

(l) Stock Option Plans

Effective September 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004)R, Share-Based Payment (“SFAS 123R”) in accounting for its 2006 Equity Incentive Plan. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures SFAS No. 123, Accounting for Stock-Based Compensation. See Note 6, “Stock Option Plan” for further discussion of employee stock-based compensation.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(m) Recent Accounting Pronouncements

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

In September 2006, the SEC issued SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year statement of operations is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement did not have an impact on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheets as of August 31, 2007 and 2006 based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over 20 years, which is the life of the intellectual property patents. During the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and the cumulative period from September 8, 2005 (inception) to August 31, 2007, the Company amortized $7,500, $4,375 and $11,875, respectively of intangible assets to research and development expense.

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – estimate	7,500
Fiscal year ending August 31, 2009 – estimate	7,500
Fiscal year ending August 31, 2010 – estimate	7,500
Fiscal year ending August 31, 2011 – estimate	7,500
Fiscal year ending August 31, 2012 – estimate	7,500

(4) FIXED ASSETS

Fixed assets consisted of:

	August 31,
Category	2007	2006	Estimated useful lives
Leasehold improvements	$113,422	$92,371	Shorter of life of asset or lease term
Laboratory equipment	269,334	250,744	5 years
Computer hardware and software	57,634	55,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	447,787	406,146
Less: accumulated depreciation	(139,359)	(18,829)
Total fixed assets, net	$308,428	$387,317

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and the cumulative period from September 8, 2005 (inception) to August 31, 2007 was $120,530, $18,829 and $139,359, respectively. Accumulated depreciation on capital lease equipment was $2,980 and $514, as of August 31, 2007 and 2006, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	August 31,
	2007	2006
Legal fees	$66,647	$ 11,100
Auditing and tax preparation fees	44,877	40,102
Salaries and wages	29,664	22,462
Lab collaborations	22,188	-
Patent costs	13,086	6,300
Accrued vacation	7,070
Scientific subscriptions	5,328	-
Preclinical studies	5,000	-
Lab supplies and reagents	-	2,153
Franchise tax	-	800
Other	7,460	1,366
Total	$201,320	$ 84,283

 (6) STOCK OPTION PLAN

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R), as interpreted by SAB 107. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock compensation expense for the year ended August 31, 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2007 both totaled $368,978, of which cumulatively $305,760 was included in general and administrative expense and $63,218 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS123(R).

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Volatility	Turnover Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	99.75%	10%

*Dividend rate is 0% for all period presented.

**Stock-based compensation expense was recorded on the consolidated statement of operations commencing the effective date of SFAS 123(R) of September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the consolidated statement of operations, with no effect on the consolidated statement of operations, per the guidelines of APB No. 25. Consultant options expense was recorded on the consolidated statement of operations since inception.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock option expense for consultants for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and for the cumulative period from September 8, 2005 (inception) to August 31, 2007, were $95,731, $23,500 and $119,231, respectively, of which cumulatively $53,959 was included in general and administrative expense and $65,272 was included in research and development expense

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For stock options granted prior to the adoption of SFAS 123(R), if compensation expense for the Company’s stock option plan had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

For the period from September 8, 2005 (inception) to August 31, 2006
Net loss, as reported	$(969,250)
Add back: stock based compensation expense included in reported net loss	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(97,327)
Pro forma net loss	$(1,066,577)

Net loss per share as reported, basic and diluted	$(0.08)
Pro forma net loss per share, basic and diluted	$(0.09)

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53

The weighted average intrinsic values of stock options outstanding and exercisable as of August 31, 2007 were both zero. The weighted average price of options exercised during the year ended August 31, 2007 was $0.60.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 3,050,700 options available for grant under the 2000 Equity Compensation Plan as of August 31, 2007. As of August 31, 2007, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0 to $0.60	2,346,400	8.9040	$0.60	875,347	$0.60
$0.601to $0.70	588,400	8.7540	$0.67	296,734	$0.67
	2,934,800	8.8739	$0.61	1,172,081	$0.62

At August 31, 2007, the total unrecognized compensation cost was approximately $757,000. The weighted average period for which it is expected to be recognized is 2 years.

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

	August 31,
	2007	2006
Deferred tax assets:
Federal and state net operating losses	$1,596,000	$419,000
Capitalized start-up costs	113,000	-
Consultant stock option expense	50,000	10,000
Research credit	23,000	-
Valuation allowance	(1,782,000)	(429,000)
Net deferred tax assets	$-	$-

As of August 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.0 million which expire beginning after the year 2025 and 2015, respectively.

The valuation allowance increased approximately $1,353,000 during the period ending August 31, 2007.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no current federal income tax expense and minimal current state franchise tax expense for the year ended August 31, 2007 and for the period from September 8, 2005 (inception) through August 31, 2006. The reconciliation between the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

Federal tax and R&D credits	35%
Valuation allowance	(35%)
Effective tax rate	0%

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

Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. The loan was repaid with interest upon closing of the financing. The 8,333,333 warrants issued as part of the May 2006 financing were valued using the Black-Scholes model using a 4.9% risk-free interest rate, an 18-month term, zero dividend rate and 100% volatility totaling $1.6 million. The 800,000 units of stock and warrants issued to the placement agent were valued at $710,000 (based on a value of $0.60 per share for the common stock totaling $480,000 and based on the Black-Scholes model for the warrants, using the same calculations as the 8.3 million warrants, totaling $230,000) and were recorded as both an increase and a decrease to additional paid-in capital on the Company’s consolidated balance sheets, and such transaction has netted out to zero. 12.5 million shares of common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in the Company’s common stock outstanding on its consolidated balance sheets as of August 31, 2007 and 2006. Prior to the reverse merger, certain previous stockholders of HCCC agreed to retire 26,805,000 shares of the Company’s common stock.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company treated the merger of Raptor Pharmaceuticals Corp. into its subsidiary, Raptor Pharmaceutical Inc., as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance, rather than business combinations. Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with the parent, Raptor Pharmaceuticals Corp. and its other subsidiary, Bennu Pharmaceuticals Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the year ended August 31, 2007, the Company received $1.97 million from the exercise of common stock warrants issued in the May 2006 financing discussed above. The Company issued 3,283,333 shares of common stock for the warrants, which had an exercise price of $0.60 per share.

During the year ended August 31, 2007, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock for a total of 32,931,166 shares of common stock outstanding as of August 31, 2007.

(9) COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expires in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. During the year ended August 31, 2007, period from September 8, 2005 (inception) to August 31, 2006, and the cumulative period from September 8, 2005 (inception) to August 31, 2007, the Company paid $85,265, $26,032 and $111,297, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2008	$118,633
September 1, 2008 to March 31, 2009	70,398

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

The future lease payments under this capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2008	$ 2,903
September 1, 2008 to June 30, 2009	2,419
Total capital lease payments	5,322
Less interest on capital lease	(520)
Present value of future minimum lease payments	4,802
Less current portion of capital lease obligation	(2,500)
Long-term capital lease obligation	$ 2,302

Interest rate on the capital lease is 11.5% based on the lessor’s implicit rate of return.

RESEARCH COLLABORATION AGREEMENT

In August 2006, the Company signed a research collaboration agreement with a university research laboratory. The research collaboration agreement required the Company to pay $59,544 per quarter for one year for an aggregate of $238,176, which included the salary, benefits and overhead of one research scientist and a portion of the principal investigator’s salary and benefits along with laboratory supplies necessary to carry out the research at the university. In October 2007, the research collaboration agreement was amended to continue the collaboration through August 31, 2008. The future commitments pursuant to the research agreement are as follows:

Period	Amount
Fiscal year ending August 31, 2008	$266,254
PRECLINICAL STUDY AGREEMENTS

In April and May 2007, the Company commenced preclinical studies with two clinical research organizations for its HepTideTM and WntTideTM programs. These research studies are performed pursuant to research contracts and protocols and are paid in installments throughout the study. The future commitments pursuant to these research contracts are as follows:

Period	Amount
Fiscal year ending August 31, 2008	$51,978

CONVERTIBLE LOAN

In September 2007, the Company entered into a convertible loan agreement, whereby the Company can draw down up to $5 million until April 1, 2008, at which time the principal and accrued interest of amounts drawn down are due either in cash or in the Company’s common stock, at the lender’s discretion. See Note 11 for additional details about the convertible loan.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the ordinary course of setting up Raptor Pharmaceutical Inc.’s business, the Company’s officers have loaned money to the Company by paying travel expenses and equipment and other costs from their personal funds on behalf of the Company. The Company has promptly reimbursed the officers shortly after the closing of its May 2006 Financing. The officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days. As of August 31, 2007 and 2006, the Company owed $0 and $293 to its officers for expenses paid by the officers personally on behalf of the Company.

(11) SUBSEQUENT EVENTS

CONVERTIBLE LOAN

                On September 12, 2007, the Company entered into a loan agreement pursuant to which the lender extended to the Company a line of credit in the amount of $5.0 million to be drawn down by the Company at any time during the term of the loan. The loan bears interest at the annual rate of ten percent and matures on April 1, 2008, at which time all principal and interest on the loan shall become due. At the option of the lender, the repayment of the loan (including all accrued interest thereon) may be made in common stock of the Company at a discount of ten percent of the closing bid price of the Company’s common stock as of the trading day immediately preceding the repayment date, such amount shall not to be lower than $0.60 per share. Pursuant to the loan agreement, the Company issued 200,000 shares of its restricted, unregistered common stock as a finder’s fee to the lender.

PURCHASE OF CERTAIN ASSETS OF CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. In anticipation of this asset acquisition, Bennu hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President in September 2007. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Convivia, which is 100% owned by Mr. Daley, may earn additional shares of the Company based on certain triggering events or milestones. Should Convivia, as a corporation, dissolve, these milestones will be earned by Mr. Daley. In addition, Mr. Daley may earn cash bonuses based on the same triggering events.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2008 annual meeting of stockholders.

Item 10. Executive Compensation.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2008 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2008 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2008 annual meeting of stockholders.

Item 13. Exhibits.

The following documents are filed as a part of this Report:

Financial Statements

The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of August 31, 2007 and 2006

Consolidated Statements of Operations for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006, and for the cumulative period from

September 8, 2005 (inception) to August 31, 2007

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the year ended August 31, 2007

Consolidated Statements of Cash Flows for the year ended August 31, 2007, the period from September 8, 2005 (inception) to August 31, 2006 and for the cumulative period from September 8, 2005 (inception) to August 31, 2007

Notes to Consolidated Financial Statements

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

Item 14. Principal Accountant Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2008 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: November 13, 2007	By:	/s/ Kim R. Tsuchimoto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Christopher M. Starr	Chief Executive Officer and Director	November 13, 2007
Christopher M. Starr, Ph.D.	(Principal Executive Officer)

/s/ Kim R. Tsuchimoto	Chief Financial Officer, Secretary and	November 13, 2007
Kim R. Tsuchimoto	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Erich Sager	Director	November 13, 2007
Erich Sager

/s/ Raymond William Anderson	Director	November 13, 2007
Raymond William Anderson

Exhibit Index
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.02(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
3.1(C)	Amended and Restated Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
10.01(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.02(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.03(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.04(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.05(C)	2006 Equity Incentive Plan
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.
(B)	The document referred to hereby is incorporated by reference from our Form 8-K on March 14, 2006.
(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.
(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.
(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.