Form 10QSB
period 2007-11-30
RAPTOR PHARMACEUTICALS CORP.
filed 2008-01-14
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

The registrant has 40,221,297 shares of common stock outstanding as of December 26, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2007 (unaudited) and August 31, 2007	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2007 and 2006 and the cumulative period from September 8, 2005 (inception) to November 30, 2007	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2007 and 2006 and the cumulative period from September 8, 2005 (inception) to November 30, 2007	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis or Plan of Operation	16
Item 3	Controls and Procedures	37
Part II - Other Information
Item 1	Legal Proceedings	3
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	38
Item 4	Submission of Matters to a Vote of Security Holders	38
Item 5	Other Information	39
Item 6	Exhibits	39
SIGNATURES		40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	November 30, 2007	August 31, 2007
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$3,509,698	$2,627,072
Prepaid expenses	171,646	197,093
Capitalized finder’s fee	62,769	-
Total current assets	3,744,113	2,824,165

Intangible assets, net	136,250	138,125
Fixed assets, net	273,338	308,428
Deposits	20,207	20,207
Total assets	$4,173,908	$3,290,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$190,324	$115,679
Accrued liabilities	131,615	201,320
Deferred rent	9,831	11,015
Capital lease liability – current	2,571	2,500
Total current liabilities	334,341	330,514

Capital lease liability - long-term	1,633	2,302
Total liabilities	335,974	332,816

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 36,777,000 and 32,931,166 shares issued and outstanding as at November 30, 2007 and
August 31, 2007, respectively	36,777	32,931
Additional paid-in capital	9,902,465	7,526,504
Deficit accumulated during development stage	(6,101,308)	(4,601,326)
Total stockholders’ equity	3,837,934	2,958,109
Total liabilities and stockholders’ equity	$4,173,908	$3,290,925
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2007.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the three-month period ended November 30,		For the cumulative
			period from
			September 8, 2005
			(inception) to
	2007	2006	November 30, 2007

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	442,653	294,057	2,481,760
Research and development	797,262	541,055	3,542,557
In-process research and development	240,625	-	240,625
Total operating expenses	1,480,540	835,112	6,264,942

Loss from operations	(1,480,540)	(835,112)	(6,264,942)

Interest income	19,915	32,599	207,203
Interest expense	(39,357)	(188)	(43,569)
Net loss	$(1,499,982)	$(802,701)	$(6,101,308)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.26)

Weighted average shares
outstanding used to compute:
Basic and diluted	33,367,601	29,633,333	23,360,034

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
		For the three-month	For the cumulative period from
	For the three-month period from September 1, 2007 to	period from September 1, 2006 to	September 8, 2005 (inception) to
	November 30, 2007	November 30, 2006	November 30, 2007
Cash flows from operating activities:
Net loss	$(1,499,982)	$(802,701)	$(6,101,308)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock options expensed	104,779	90,373	473,756
Warrants issuable pursuant to consulting agreement	-	-	60
Stock options expensed pursuant to consulting agreements	7,404	27,185	126,636
Amortization of intangible assets	1,875	1,875	13,750
Depreciation of fixed assets	35,089	26,266	174,448
In-process research and development	240,625	-	240,625
Amortization of capitalized finder’s fee	39,231	-	39,231

Changes in assets and liabilities:
Prepaid expenses	25,447	10,136	(171,646)
Receivables – other	-	640	-
Intangible assets	-	-	(150,000)
Deposits	-	-	(20,207)
Accounts payable	74,645	12,096	190,324
Accrued liabilities	(69,705)	(18,127)	131,615
Deferred rent	(1,184)	(913)	9,831
Net cash used in operating activities	(1,041,776)	(653,170)	(5,042,885)
Cash flows from investing activities:
Purchase of fixed assets	-	(12,070)	(440,390)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	5,000,000
Proceeds from the exercise of common stock warrants	1,925,000	-	3,895,000
Proceeds from the exercise of common stock options	-	-	8,700
Fundraising costs	-	-	(217,534)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(598)	(537)	(3,193)
Cash advances from stockholders, net of repayment	-	(85)	-
Net cash provided by (used in) financing activities	1,924,402	(622)	8,992,973
Net increase (decrease) in cash and cash equivalents	882,626	(665,862)	3,509,698
Cash and cash equivalents, beginning of period	2,627,072	3,648,538	-
Cash and cash equivalents, end of period	$3,509,698	$2,982,676	$3,509,698

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$102,000	$-	$102,000
Common stock issued in asset purchase	$240,625	$-	$240,625
The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp., formerly named Highland Clan Creations Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Through one of its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. (“Raptor Inc.”), formed on September 8, 2005, the Company is developing a drug-targeting platform and therapeutics, based on the use of Receptor-Associated Protein (“RAP”) and mesoderm development (“Mesd”). Raptor Inc.’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. Raptor Inc. is also developing Mesd as a potential therapeutic for the treatment of cancer. On August 1, 2007, the Company formed a wholly-owned subsidiary, Bennu Pharmaceuticals Inc. (“Bennu”), for the purpose of developing clinical-stage products to supplement the drug discovery, research and preclinical development performed by Raptor Inc. Bennu is developing two clinical-stage product candidates: Convivia, to treat acetaldehyde toxicity in aldehyde dehydrogenase (“ALDH2”) deficient individuals; and Delayed Release Cysteamine (“DR Cysteamine”), to treat nephropathic cystinosis and potentially other metabolic and neurodegenerative diseases. The two subsidiaries together form a continuous set of specialized competencies to develop our pipeline of drug product candidates from early stage to clinical stage. It is our goal to advance these competencies forward to commercialization. The Company’s fiscal year end is August 31.

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

See the section entitled “Factors that May Affect Future Results” in Item 2 of this Quarterly Report on Form 10-QSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception) and Bennu Pharmaceuticals Inc., which was incorporated in Delaware on August 1, 2007. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through November 30, 2007, the Company had accumulated losses of approximately $6.1 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at November 30, 2007 along with other resources available to us, will be sufficient to meet the Company’s obligations into the third calendar quarter of 2008. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

The Company’s independent registered public accounting firm has audited our consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and for the year ended August 31, 2007 and in their audit report dated October 2, 2006, and November 2, 2007, respectively, has included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company is in the development stage and has not generated any revenue to date. To address the negative cash flows the Company procured a $5 million convertible loan, as discussed above. Currently, there is no outstanding balance on the $5 million convertible loan.

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination, but it cannot assure that such financing will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, capitalized finder’s fees, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

(d) Segment Reporting

The Company has determined that, to-date, it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources as two operating segments, preclinical development and clinical development. To-date the clinical development expenses are not significant enough to report as a separate segment.

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

(j) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

(k) In-Process Research and Development

The Company records in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. The Company reviews each product candidate acquisition to determine if the purchase price should be expensed as in-process research and development or capitalized and amortized over the life of the asset.

(l) Net Loss per Share

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

Potentially dilutive securities include:

	November 30,
	2007	2006
Warrants to purchase common stock	60,000	9,193,333
Options to purchase common stock	3,173,300	2,619,300
Total potentially dilutive securities	3,233,300	11,812,633

(m) Stock Option Plans

Effective September 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) R, Share-Based Payment (“SFAS 123R”) in accounting for its 2006 Equity Incentive Plan, as amended. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. See Note 7, “Stock Option Plan” for further discussion of employee stock-based compensation.

(n) Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe adoption of this pronouncement has any impact on the Company.

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

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of November 30, 2007 and August 31, 2007 based on the estimated fair value of its agreement with BioMarin. The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. During the three months ended November 30, 2007 and 2006 and the cumulative period from September 8, 2005 (inception) to November 30, 2007, the Company amortized $1,875, $1,875 and $13,750, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – estimate	7,500
Fiscal year ending August 31, 2009 – estimate	7,500
Fiscal year ending August 31, 2010 – estimate	7,500
Fiscal year ending August 31, 2011 – estimate	7,500
Fiscal year ending August 31, 2012 – estimate	7,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	November 30, 2007	August 31, 2007	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Laboratory equipment	269,334	269,334	5 years
Computer hardware and software	57,634	57,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	447,787	447,787
Less: accumulated depreciation	(174,449)	(139,359)
Total fixed assets, net	$273,338	$308,428

Depreciation expense for the quarter ended November 30, 2007 and 2006, and the cumulative period from September 8, 2005 (inception) to November 30, 2007 was $35,089, $26,266 and $174,449, respectively. Accumulated depreciation on capital lease equipment was $3,596 and $2,980, as of November 30, 2007 and August 31, 2007, respectively.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	November 30, 2007	August 31, 2007
Legal fees	$47,260	$66,647
Auditing and tax preparation fees	38,525	44,877
Research consulting	17,575	-
Salaries and wages	17,370	29,664
Lab collaborations	-	22,188
Patent costs	-	13,086
Accrued vacation	7,070	7,070
Scientific subscriptions	-	5,328
Preclinical studies	-	5,000
Other	3,815	7,460
Total	$131,615	$201,320

 (6) CONVERTIBLE LOAN

                On September 12, 2007, the Company entered into a loan agreement pursuant to which the lender extended to the Company a line of credit in the amount of $5.0 million to be drawn down by the Company at any time during the term of the loan. The loan bears interest at the annual rate of ten percent and matures on April 1, 2008, at which time all principal and interest on the loan shall become due. At the option of the lender, the repayment of the loan (including all accrued interest thereon) may be made in common stock of the Company at a discount of ten percent of the closing bid price of the Company’s common stock as of the trading day immediately preceding the repayment date, such amount shall not to be lower than $0.60 per share. Pursuant to the loan agreement, the Company issued 200,000 shares of its restricted, unregistered common stock as a finder’s fee to the lender. To-date the Company has not drawn down on this loan.

(7) STOCK OPTION PLAN

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Employee stock compensation expense for the three months ended November 30, 2007 and 2006 and for the cumulative period from September 8, 2005 (inception) to November 30, 2007 was $104,779, $90,373 and $473,756, of which cumulatively $393,919 was included in general and administrative expense and $79,837 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS123R.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Volatility	Turnover Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	99.75%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%

*Dividend rate is 0% for all period presented.

**Stock-based compensation expense was recorded on the condensed consolidated statements of operations commencing on the effective date of SFAS 123R, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the condensed consolidated statements of operations, with no effect on the condensed consolidated statements of operations, per the guidelines of APB No. 25. Consultant options expense has been recorded on the condensed consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of SFAS 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock option expense for consultants for the three months ended November 30, 2007 and 2006, and for the cumulative period from September 8, 2005 (inception) to November 30, 2007, were $7,404, $27,185 and $126,636, respectively, of which cumulatively $54,571 was included in general and administrative expense and $72,065 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	238,500	$0.53	232,723	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2007	3,173,300		1,404,804	$0.55

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of November 30, 2007 were both zero.

There were 2,812,200 options available for grant under the 2006 Equity Compensation Plan as of November 30, 2007. As of November 30, 2007, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options Outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0 to $0.60	2,584,900	8.7610	$0.60	1,066,404	$0.60
$0.601 to $0.70	588,400	8.5049	$0.67	338,400	$0.67
	3,173,300	8.7135	$0.61	1,404,804	$0.62

At November 30, 2007, the total unrecognized compensation cost was approximately $733,000. The weighted average period over which it is expected to be recognized is 2 years.

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

$5 MILLION FINANCING AND REVERSE MERGER

Pursuant to a binding agreement dated March 8, 2006, with Highland Clan Creations Corp. (“HCCC”), on May 25, 2006, the Company closed a $5 million financing concurrent with a reverse merger (the “May 2006 Financing”). As part of the binding agreement, HCCC loaned $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing. Also, the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 800,000 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 8,333,333 units at $0.60 per unit. Each unit consists of one share of common stock and one common stock purchase warrant exercisable for one share of common stock at $0.60 per share. The warrants were exercisable for 18 months and expired on November 25, 2007.

Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. The loan was repaid with interest upon closing of the financing. The 8,333,333 warrants issued as part of the May 2006 financing were valued using the Black-Scholes model using a 4.9% risk-free interest rate, an 18-month term, zero dividend rate and 100% volatility totaling $1.6 million. The 800,000 units of stock and warrants issued to the placement agent were valued at $710,000 (based on a value of $0.60 per share for the common stock totaling $480,000 and based on the Black-Scholes model for the warrants, using the same calculations as the 8.3 million warrants, totaling $230,000) and were recorded as both an increase and a decrease to additional paid-in capital on the Company’s condensed consolidated balance sheets, and such transaction has netted out to zero. 12.5 million shares of common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in the Company’s common stock outstanding on its condensed consolidated balance sheets as of November 30, 2007 and August 31, 2007. Prior to the reverse merger, certain previous stockholders of HCCC agreed to retire 26,805,000 shares of the Company’s common stock.

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

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three months ended November 30, 2007 and the cumulative period from September 8, 2005 (inception) through November 30, 2007, the Company received $1.925 million and $3.895 million, respectively, from the exercises of common stock warrants issued in the May 2006 financing discussed above. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the three months ended November 30, 2007, no stock options were exercised. During the cumulative period from September 8, 2005 (inception) through November 30, 2007, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of November 30, 2007 was 36,777,000 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. Bennu hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the sole stockholder of Convivia, may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the three months ended November 30, 2007.

(9) SUBSEQUENT EVENTS

MERGER OF BENNU PHARMACEUTICALS INC. AND ENCODE PHARMACEUTICALS, INC.

                On December 14, 2007, the Company entered into a Merger Agreement (the “Merger Agreement”), dated as of the same date, by and between the Company, Bennu and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into Bennu. The existence of Encode ceased as of the date of the Merger Agreement. Pursuant to the Merger Agreement and the certificate of merger, Bennu, as the surviving corporation, continued as a wholly-owned subsidiary of the Company.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Under the terms of and subject to the conditions set forth in the Merger Agreement, the Company issued 3,444,297 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 357,427 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 1,098,276 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), pursuant to the terms of the Merger Agreement, as of the date of such Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the Merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Merger Agreement. The Company will record this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principle operations, such as generating revenues from its drug product candidate.

                As a result of the Merger, Bennu received the exclusive worldwide license to DR Cysteamine, developed by clinical scientists at the University of California, San Diego, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Batten disease and Huntington’s disease

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

PLAN OF OPERATION

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our RAP-based platform, our Mesd-based peptides, our Convivia product candidate, our Delayed Release Cysteamine (DR Cysteamine) product candidate, and other current and future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. There can be no assurances that our research and development activities will be successful. We will need to achieve at least one of our major clinical objectives in the next 12 months or our ability to continue as a going concern will be adversely impacted.

1. Development of HepTideTM for Hepatocellular Carcinoma (HCC) and Hepatitis

Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. In recent preclinical studies of our radio-labeled HepTideTM (a variant of the receptor-associated protein, or RAP), HepTideTM was shown to distribute predominately to the liver. Radio-labeled HepTideTM tested in a preclinical research model of HCC at the National Research Council in Winnipeg, Manitoba, Canada showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs. We are also evaluating how HepTideTM could aid in the treatment of hepatitis. We are currently reviewing the capabilities of contract manufacturers to produce preclinical material of HepTideTM fused with a primary liver cancer therapeutic and a hepatitis therapeutic in order to perform preclinical toxicology studies in the appropriate research models. Our plan over the next 12 months is to work toward filing an IND with the U.S. Food and Drug Administration (FDA) in order to initiate a clinical trial to test HepTideTM fused with a liver cancer therapeutic.

2. Development of ConviviaTM for Liver Aldehyde Dehydrogenase (ALDH2) Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole (4-MP) intended for the treatment of acetaldehyde toxicity resulting from ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. Within the next 12 months, we are planning to submit an IND with the FDA in order to enable us to conduct clinical trials in patients to determine appropriate dosing. Due to the fact that 4-MP is an already FDA approved drug for anti-freeze (ethylene glycol) poisoning, data exists regarding the safety of 4-MP, which should aid us in the development of our proprietary oral formulation. We will also begin discussions with companies and regulators in selected Asian countries regarding the offshore development of ConviviaTM.

3. Development of NeuroTransTM to Treat Brain Diseases

Based on promising early results in blood-brain barrier (BBB) transport models from our collaboration initiated in August 2006, we have renewed our grant with Dr. William Mobley’s neuroscience laboratory at Stanford University. In the first year of the collaboration, a number of RAP peptides were tested for their ability to cross the BBB. From these experiments, we were able to select a lead candidate transport peptide we call RAP-2s. Through this collaboration, we plan to continue to assess the bio-distribution of RAP-2s within various brain compartments, commence testing of RAP-2s’ ability to deliver Nerve Growth Factor (NGF) across the BBB, and investigate the effects of the RAP-NGF conjugates to the brain in preclinical models.

4. Development of WntTideTM for the Treatment of Cancer

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of osteoporosis and cancer. Preliminary results from our preclinical study of Mesd and Mesd-based peptides, which we call WntTideTM, in an osteoporosis model, suggests that WntTide inhibits signaling through the cell-surface receptor LRP5, making it a potential treatment of breast cancer. Therefore, in the next 12 months, we will be testing WntTideTM for the ability to inhibit the growth of certain types of cancer including breast cancer, in a preclinical xenograft model.

5. Development of DR Cysteamine for the Treatment of Nephropathic Cystinosis and Other Diseases

In December 2007, through a merger between Encode Pharmaceuticals, Inc. and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine, a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA for nephropathic cystinosis. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease characterized by the poor transport of cystine out of lysosomes. If left untreated, this disorder is associated with a high morbidity rate, including renal failure. DR Cysteamine has received orphan drug designation from the FDA’s Office of Orphan Products Development for the treatment of cystinosis. An evaluation of the product’s efficacy is currently underway in a clinical trial treating cystinosis patients at UC San Diego and is currently receiving support from the Cystinosis Research Foundation of Irvine, CA. The active ingredient in DR Cysteamine has also demonstrated potential in preclinical studies as a treatment for other metabolic and neurodegenerative diseases, including Batten disease and Huntington’s disease. In the next 12 months we plan to manufacture our proprietary drug product candidate and test it in patients enrolled in the existing cystinosis trial at UC San Diego. We also plan to initiate clinical trials, if approved by regulatory agencies, in other indications such as Huntington’s Disease and non-alcoholic steatohepatitis (NASH).

6. Securing Additional and Complementary Technology Licenses from Others

We intend to continue to extend our development of RAP, RAP-variants and Mesd to applications in other potential therapeutics. We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential targeting molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs’ clinical indications through additional clinical trials.

7. Business Development Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in potential clinical applications of our proprietary molecules and co-development or drug partnerships. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, preclinical testing or clinical research studies. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into mutually acceptable agreements with them on terms that are satisfactory to us, or at all.

Recent Developments

Purchase of ConviviaTM

In October 2007, we purchased certain assets of Convivia, Inc. (Convivia) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (ALDH2) deficiency, a genetic metabolic disorder. Bennu Pharmaceuticals Inc., our wholly-owned subsidiary hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of our restricted, unregistered common stock, an additional 200,000 shares of our restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of our restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the sole stockholder of Convivia, may earn additional shares of the Company based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement.

Purchase of DR Cysteamine

In December 2007, through a merger between Encode Pharmaceuticals, Inc. and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine, a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA for nephropathic cystinosis.

Under the terms of and subject to the conditions set forth in the merger agreement, we issued 3,444,297 shares of our restricted, unregistered shares of common stock, par value $.001 per share (Common Stock) to the stockholders of Encode (Encode Stockholders), options (Company Options) to purchase 357,427 shares of Common Stock to the optionholders of Encode (Encode Optionholders), and warrants (Company Warrants) to purchase 1,098,276 restricted, unregistered shares of our Common Stock to the warrantholders of Encode (Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, the Encode Securityholders), pursuant to the terms of the merger agreement, as of the date of such agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the Merger Agreement.

Capital Resource Requirements

As of November 30, 2007, we had approximately $3.5 million in cash, approximately $334,000 in current liabilities and approximately $3.3 million of net working capital. Our current monthly expenditures are about $400,000. We anticipate that our spending will significantly ramp up over the next 12 months as we execute our clinical development operations.

For the next 12 months, we intend to expend a total of approximately $11.9 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, ConviviaTM and DR Cysteamine, which are designed to provide therapies that we believe may be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders, neurodegenerative diseases, genetic diseases, metabolic disorders and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 9,400,000
Research and Development Compensation and Benefits	500,000
General and Administrative Activities	1,330,000
General and Administrative Compensation and Benefits	650,000
Capital Expenditures	20,000
Total	$11,900,000

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of $5 million, which, net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our common stock. From September 8, 2005 (inception) through November 30, 2007, we received approximately $3.9 million in proceeds from the exercise of common stock warrants and $8,700 from the exercise of common stock options. In September 2007, we entered into a convertible loan agreement with Jupili Investment SA pursuant to which we have the right to borrow up to $5 million in aggregate. The loan bears interest at a rate of 10% per annum and matures on April 1, 2008, at which time all principal and accrued interest on the loan shall become due and payable in cash or in the Company’s common stock, at the lender’s discretion. We issued 200,000 shares of our restricted, unregistered common stock as a finder’s fee in connection with this convertible loan. We have not yet drawn any advances under this loan agreement. During the quarter ended November 30, 2007, we spent approximately $1.0 million on operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that we will not be able to generate internal positive cash flow sufficient to meet our operating and capital expenditure requirements. If we do not generate significant cash flow by drawing down on the convertible loan or through the receipt of collaboration support, we will require additional funds during the next 12-month period from other sources to execute our business plan. We believe that our cash and cash equivalents balances as of November 30, 2007 of approximately $3.5 million along with other resources available to us will be sufficient to meet our operating and capital requirements into the third calendar quarter of 2008.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreement with Washington University due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin or the rights to Mesd licensed to us by Washington University, depending on which agreement is breached.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for Convivia and DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of clinical study drug candidates including HepTide, Convivia and DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $9,400,000.

Officer and Employee Compensation

Our wholly-owned subsidiary, Raptor Pharmaceutical Inc., employs three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer, who also serve as our executive officers. Our other wholly-owned subsidiary, Bennu Pharmaceuticals Inc. employs a President. We also have two permanent scientific staff members, one permanent finance staff member and one temporary part-time research intern. We anticipate spending up to approximately $1,150,000 in officer and employee compensation during the next 12 months, of which $500,000 is allocated to research and development expenses and $650,000 is allocated to general and administrative expenses. We are currently searching to hire a medical director to oversee our clinical trials.

General and Administrative

We anticipate spending approximately $1,330,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses excluding finance and administrative compensation.

Capital Expenditures

We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture.

Contractual Obligations with BioMarin

Pursuant to the terms of the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

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

Contractual Obligations with Thomas E. Daley (as sole stockholder of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement (Asset Purchase Agreement), Bennu and we entered into with Convivia, Inc. and Thomas E. Daley for the purchase of intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by Bennu (or any subsidiary thereof, or us), as set forth below:

•

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu enters into a manufacturing license or other agreement to produce any product (Product) that is predominantly based upon or derived from any assets purchased from Convivia (Purchased Assets) in quantity if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock. Should Bennu obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement.

•

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (Major Market).

•

50,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.

•

100,000 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by Bennu or its licensee of the first phase II human clinical trial for a Product (Successful Completion) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion.

•

50,000 shares of our restricted, unregistered common stock within fifteen (15) days of a Successful Completion in a Major Market by Bennu or its licensee of the second  phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).

•

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu or its licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought (Marketing Approval).

•

50,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu or its licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

•

200,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu or its licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.

•

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after Bennu or its licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

Contractual Obligations with Former Encode Stockholders

Pursuant to the terms of the merger agreement (Merger Agreement) Bennu and we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by Bennu (or any subsidiary thereof, or us), as set forth below:

•

Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to, in the aggregate, Five Hundred Thousand (500,000) shares of our common stock upon the receipt by Bennu at any time prior to the fifth-year anniversary of the Merger Agreement of approval to market and sell a product for the treatment of Cystinosis (Cystinosis Product) predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMEA) in a given major market in the world.

•

Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to One Million Nine Hundred Thousand (1,900,000) shares of our common stock upon the receipt by Bennu at any time prior to the fifth-year anniversary of the Merger Agreement of approval to market and sell a product, other than a Cystinosis Product, predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMEA) in a given major market in the world.

If within five years from the date of the Merger Agreement, there occurs a transaction or series of related transactions that results in the sale of all or substantially all of the assets acquired from Encode other than to our affiliate or Bennu in such case where such assets are valued at no less than $2.5 Million, the former Encode securityholders will be entitled to receive, in the aggregate, restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to Two Million Four Hundred Thousand (2,400,000) shares of common stock, less the aggregate of all milestone payments previously made or owing, if any.

Pursuant to the terms of the Merger Agreement, we will at any time following 140 days from the closing date of the merger and prior to the expiration of the fourth anniversary of the Merger Agreement, grant to an Encode stockholder the right to demand the registration of its portion of the initial restricted, unregistered common stock issued to it in connection with the execution of the Merger Agreement and future restricted, unregistered common stock issued to it in the future relating to the milestone payments outlined above, if any.

Pursuant to the terms of the Merger Agreement, if at any time prior to the 140th day following the date of the Merger Agreement, we file a registration statement with the U.S Securities and Exchange Commission (SEC) (other than a Form S-4 or Form S-8), the former Encode securityholders shall have the right to include in the registration statement their respective portion of the restricted, unregistered common stock initially issued to them in connection with the execution of the Merger Agreement.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Reverse Acquisition

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended August 31, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This pronouncement did not have any impact on us.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses, capitalized finder’s fee, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

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

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, preclinical studies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

In-Process Research and Development

We record in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. We review each product candidate acquisition to determine if the purchase price should be expensed as in-process research and development or capitalized and amortized over the life of the asset.

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

Stock-Based Compensation

In May 2006, our stockholders approved the 2006 Equity Compensation Plan (the Plan). The Plan’s term is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over four years as follows: 6/48ths on the six month anniversary of the date of grant; and 1/48th per month thereafter.

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

For the three months ended November 30, 2007, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 3.75%; 8 year expected life; 109% volatility; 10% turnover rate and 0% dividend rate.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our condensed consolidated financial statements for further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. We have elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FSP FAS 123R-3.

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

Our condensed consolidated financial statements as of November 30, 2007 have been prepared assuming that we will continue as a going concern. As of November 30, 2007, we had an accumulated deficit of approximately $6.1 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Even though we raised approximately $5.0 million of gross proceeds in a private placement offering of our securities in May 2006, have received approximately $3.9 million in proceeds from the exercise of common stock warrants and have a $5.0 million loan which we are able to draw funds from, as needed, up until April 1, 2008, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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

Moreover, our fixed expenses such as rent, collaboration and license payments and other contractual commitments are substantial and will likely increase in the future. These fixed expenses are likely to increase because we expect to enter into:

•	additional licenses and collaborative agreements;
•	Contracts for manufacturing, clinical and preclinical research, consulting, maintenance and administrative services; and
•	Financing facilities.

We believe that our cash and cash equivalents balances as of November 30, 2007 of approximately $3.5 million, along with resources available to us, will be sufficient to meet our operating and capital requirements into the third calendar quarter of 2008. These estimates are based on assumptions and estimates, excluding any debt or equity financing that may occur during this period. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds in order to complete our currently-pending research and development efforts. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all and our lender under our existing convertible loan agreement may not fund our requested draws in a timely fashion, if at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products. If we are unable to achieve at least one of our major clinical objectives in the next 12 month, our ability to continue as a going concern will be adversely impacted.

We are an early development stage company and have not generated any revenues to date and have a limited operating history. Many of our drug product candidates are in the concept stage and have not undergone significant testing in preclinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in preclinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies. . There can be no assurances that our research and development activities will be successful. We will need to achieve at least one of our major clinical objectives, as outlined under “Plan of Operation” above, in the next 12 months or our ability to continue as a going concern will be adversely impacted.

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

If the purchase or licensing agreements we entered into are terminated, we will lose the right to use or exploit our owned and licensed technologies, in which case we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology, an asset purchase agreement with Convivia for the purchase of intellectual property related to the ALDH2 deficiency program, a licensing agreement with Washington University for Mesd, and a licensing agreement with UC San Diego for DR Cysteamine. BioMarin, Washington University and UC San Diego may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University, UC San Diego the right to terminate their respective agreements with us. Except for the Convivia agreement, we have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UC San Diego agreements are terminated by either party, we would be forced to assign back to

BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UC San Diego. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs. -29-

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human studies;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.

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

RISKS RELATED TO OUR COMMON STOCK

We are obligated to issue additional common stock based on our contractual obligations, if we meet certain triggering events, if at all. When we issue such additional common stock, this will result in dilution to common stockholders at the time such additional common stock is issued.

Future milestone payments, as more fully set forth under "Contractual Obligations with Convivia" and "Contractual Obligations with Encode Securityholders" above, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.3 million shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. This would result in further dilution to our existing stockholders. In connection with other collaborations that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being November 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
	Warrant Issue Date	Number of Warrants Exercised	Exercise Price	Expiration Date	Exercise Date	Shares Issued Upon Exercise	Proceeds Received
Warrant Holder

Aran Asset Mgmt.	5/25/2006	131,666	$0.60	11/25/2007	10/29/2007	131,666	$79,000
Aran Asset Mgmt.	5/25/2006	35,000	$0.60	11/25/2007	11/13/2007	35,000	21,000
Beruska Capital	5/25/2006	800,000	$0.60	11/25/2007	11/23/2007	800,000	480,000
RBC Dominion	5/25/2006	280,000	$0.60	11/25/2007	11/21/2007	280,000	168,000
RBC Dominion	5/25/2006	225,000	$0.60	11/25/2007	11/21/2007	225,000	135,000
Falcon Invest.	5/25/2006	300,000	$0.60	11/25/2007	11/16/2007	300,000	180,000
Haywood Sec.	5/25/2006	100,000	$0.60	11/25/2007	11/23/2007	100,000	60,000
Haywood Sec.	5/25/2006	50,000	$0.60	11/25/2007	11/23/2007	50,000	30,000
Haywood Sec.	5/25/2006	100,000	$0.60	11/25/2007	11/23/2007	100,000	60,000
Haywood Sec.	5/25/2006	50,000	$0.60	11/25/2007	11/23/2007	50,000	30,000
Canaccord	5/25/2006	208,334	$0.60	11/25/2007	11/23/2007	208,334	125,000
Canaccord	5/25/2006	208,334	$0.60	11/25/2007	11/23/2007	208,334	125,000
Swiss American	5/25/2006	20,000	$0.60	11/25/2007	11/28/2007	20,000	12,000
Schroeders	5/25/2006	700,000	$0.60	11/25/2007	11/29/2007	700,000	420,000
		3,208,334				3,208,334	$1,925,000

The table above reflects common stock warrants exercised during the three months ended November 30, 2007.  All of these warrants were issued in connection with a private placement of common stock and warrants in May 2006 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the common stock issued upon exercise of the warrants have been registered for re-sale pursuant to our Registration Statement on Form SB-2, as amended, which was declared effective on July 10, 2006. As a result of the exercise of the warrants, we received aggregate net cash proceeds of approximately $1.93 million and intend to use the proceeds for working capital purposes.

We claim an exemption from the registration requirements of the Act for the issuance of common stock underlying the warrants pursuant to Section 4(2) of the Securities Act because, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers and the investors had access to information about us and their investment.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.	Exhibits.
(10)	Material Contracts
10.1	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007
10.2	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007
10.3	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007
10.4	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: January 14, 2008

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: January 14, 2008

Exhibit Index
10.1	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007
10.2	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007
10.3	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007
10.4	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer