Form 10QSB
period 2008-02-29
RAPTOR PHARMACEUTICALS CORP.
filed 2008-04-15
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

The registrant has 40,221,297 shares of common stock outstanding as of March 24, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 29, 2008 (unaudited) and August 31, 2007	2
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2008 and February 28, 2007 and the cumulative period from September 8, 2005 (inception) to February 29, 2008	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2008 and February 28, 2007 and the cumulative period from September 8, 2005 (inception) to February 29, 2008	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	17
Item 3	Controls and Procedures	42
Part II - Other Information
Item 1	Legal Proceedings	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3	Defaults Upon Senior Securities	42
Item 4	Submission of Matters to a Vote of Security Holders	43
Item 5	Other Information	43
Item 6	Exhibits	43
SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 29, 2008	August 31, 2007
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$2,252,573	$2,627,072
Prepaid expenses and other	188,708	197,093
Total current assets	2,441,281	2,824,165

Intangible assets, net	2,732,542	138,125
Fixed assets, net	238,250	308,428
Deposits	100,206	20,207
Total assets	$5,512,279	$3,290,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$292,387	$115,679
Accrued liabilities	297,559	201,320
Deferred rent	8,646	11,015
Capital lease liability – current	2,640	2,500
Total current liabilities	601,232	330,514

Capital lease liability - long-term	946	2,302
Total liabilities	602,178	332,816

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 40,221,297 and 32,931,166 shares issued and outstanding as at February 29, 2008 and
August 31, 2007, respectively	40,221	32,931
Additional paid-in capital	12,861,268	7,526,504
Deficit accumulated during development stage	(7,991,388)	(4,601,326)
Total stockholders’ equity	4,910,101	2,958,109
Total liabilities and stockholders’ equity	$5,512,279	$3,290,925
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2007.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three-month period from December 1, 2007 to February 29, 2008	For the three-month period from December 1, 2006 to February 28, 2007

Revenues:	$-	$-

Operating expenses:
General and administrative	610,475	333,289
Research and development	1,252,968	424,320
Total operating expenses	1,863,443	757,609

Loss from operations	(1,863,443)	(757,609)

Interest income	20,879	36,685
Interest expense	(47,518)	(173)
Net loss	$(1,890,082)	$(721,097)

Net loss per share:
Basic and diluted	$(0.05)	$(0.02)

Weighted average shares
outstanding used to compute:
Basic and diluted	39,577,857	30,838,889

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the six-month period From September 1, 2007 to February 29, 2008	For the six-month period From September 1, 2006 to February 28, 2007	For the cumulative period from September 8, 2005 (inception) to February 29, 2008

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,053,128	627,346	3,092,235
Research and development	2,050,229	965,374	4,795,524
In-process research and development	240,625	-	240,625
Total operating expenses	3,343,982	1,592,720	8,128,384

Loss from operations	(3,343,982)	(1,592,720)	(8,128,384)

Interest income	40,795	69,284	228,083
Interest expense	(86,875)	(362)	(91,087)
Net loss	$(3,390,062)	(1,523,798)	$(7,991,388)

Net loss per share:
Basic and diluted	$(0.09)	$(0.05)	$(0.32)

Weighted average shares
outstanding used to compute:
Basic and diluted	36,470,331	30,236,111	24,992,580

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
		For the six-month	For the cumulative period from
	For the six-month period from September 1, 2007 to	period from September 1, 2006 to	September 8, 2005 (inception) to
	February 29, 2008	February 28, 2007	February 29, 2008
Cash flows from operating activities:
Net loss	$(3,390,062)	$(1,523,798)	$(7,991,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock options expensed	212,318	179,755	581,296
Warrants issuable pursuant to consulting agreement	-	-	60
Stock options expensed pursuant to consulting agreements	204,112	63,129	323,344
Amortization of intangible assets	25,582	3,750	37,457
Depreciation of fixed assets	70,178	54,934	209,536
In-process research and development	240,625	-	240,625
Amortization of capitalized finder’s fee	86,308	-	86,308
Capitalized acquisition costs	38,000	-	38,000
Changes in assets and liabilities:
Prepaid expenses	24,077	(40,414)	(173,016)
Receivables – other	-	640	-
Intangible assets	-	-	(150,000)
Deposits	(80,000)	-	(100,207)
Accounts payable	176,708	36,316	292,387
Accrued liabilities	96,239	10,142	297,559
Deferred rent	(2,369)	(1,827)	8,646
Net cash used in operating activities	(2,298,284)	(1,217,373)	(6,299,393)
Cash flows from investing activities:
Purchase of fixed assets	-	(21,728)	(440,390)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	5,000,000
Proceeds from the exercise of common stock warrants	1,925,000	1,620,000	3,895,000
Proceeds from the exercise of common stock options	-	-	8,700
Fundraising costs	-	-	(217,534)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,215)	(1,090)	(3,810)
Cash advances from stockholders, net of repayment	-	6,746	-
Net cash provided by financing activities	1,923,785	1,625,656	8,992,356
Net increase (decrease) in cash and cash equivalents	(374,499)	386,555	2,252,573
Cash and cash equivalents, beginning of period	2,627,072	3,648,538	-
Cash and cash equivalents, end of period	$2,252,573	$4,035,093	$2,252,573

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$102,000	$-	$102,000
Common stock issued in asset purchase	$3,742,625	$-	$3,742,625
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

Through one of its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. (“Raptor Inc.”), formed on September 8, 2005, the Company is developing a drug-targeting platform and therapeutics, based on the use of Receptor-Associated Protein (“RAP”) and mesoderm development (“Mesd”). Raptor Inc.’s RAP-based delivery technology is being developed for the purpose of selectively targeting the delivery of engineered drugs to organs, tissues and cell types through the use of specific receptor systems. Raptor Inc. is also developing Mesd as a potential therapeutic for the treatment of cancer. On August 1, 2007, the Company formed a wholly-owned subsidiary, Bennu Pharmaceuticals Inc. (“Bennu”), for the purpose of developing clinical-stage products to supplement the drug discovery, research and preclinical development performed by Raptor Inc. Bennu is developing two clinical-stage product candidates: Convivia, to treat acetaldehyde toxicity in aldehyde dehydrogenase (“ALDH2”) deficient individuals; and Delayed Release Cysteamine (“DR Cysteamine”), to treat nephropathic cystinosis and potentially other metabolic and neurodegenerative diseases. The two subsidiaries together form a continuous set of specialized competencies to develop the Company’s pipeline of drug product candidates from early stage to clinical stage. It is our goal to advance these competencies forward to commercialization. The Company’s fiscal year end is August 31.

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

See the section entitled “Factors that May Affect Future Results” in Item 2 of this Quarterly Report on Form 10-QSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception) and Bennu Pharmaceuticals Inc., which was incorporated in Delaware on August 1, 2007. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 29, 2008, the Company had accumulated losses of approximately $8.0 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at February 29, 2008, will be sufficient to meet the Company’s minimum obligations into the third calendar quarter of 2008. The Company is currently in the process of raising equity funds in order to fully fund its preclinical and clinical programs into the fourth calendar quarter of 2008, at which time the Company anticipates raising a more significant round of financing. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

The Company’s independent registered public accounting firm has audited our consolidated financial statements for the period from September 8, 2005 (inception) to August 31, 2006 and for the year ended August 31, 2007 and in their audit reports dated October 2, 2006, and November 2, 2007, respectively, have included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

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

(d) Segment Reporting

The Company has determined that in the current fiscal year it operates as two operating segments, preclinical development (Raptor Inc.) and clinical development (Bennu). In the prior fiscal years, the Company operated only as one (preclinical) segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. Below is a break-down of the Company’s net loss and total assets by operating segment:

	For the three-month period from December 1, 2007 to February 29, 2008			For the six-month period from September 1, 2007 to February 29, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$ (982,920)	$ (907,162)	$ (1,890,082)	$ (1,838,894)	$ (1,551,168)	$(3,390,062)
Total assets	2,732,536	2,779,743	5,512,279	2,732,536	2,779,743	5,512,279

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f) Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine and to the RAP technology. The intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.

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

(j) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

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

Potentially dilutive securities include:

	February 29, 2008	February 28, 2007
Warrants to purchase common stock	1,158,276	6,493,333
Options to purchase common stock	3,530,727	2,619,300
Total potentially dilutive securities	4,689,003	9,112,633

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(m) Stock Option Plans

Effective September 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in accounting for its 2006 Equity Incentive Plan, as amended. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. See Note 7, “Stock Option Plan” for further discussion of employee stock-based compensation.

(n) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of September 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 159 as of September 1, 2008... The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, consolidated results of operations and consolidated cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS 161.

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of February 29, 2008 and August 31, 2007 based on the estimated fair value of its agreement with BioMarin.

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc. (“Encode”), a privately held research and development company, which held the license with UCSD. The intangible assets recorded at approximately $2.6 million acquired in the merger with Encode were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders. The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the three and six months ended February 29, 2008, the three and six months ended February 28, 2007 and the cumulative period from September 8, 2005 (inception) to February 29, 2008, the Company amortized $23,708, $25,582, $1,875, $3,750 and $37,457, respectively, of intangible assets to research and development expense.

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – estimate	94,833
Fiscal year ending August 31, 2009 – estimate	138,500
Fiscal year ending August 31, 2010 – estimate	138,500
Fiscal year ending August 31, 2011 – estimate	138,500
Fiscal year ending August 31, 2012 – estimate	138,500

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 29, 2008	August 31, 2007	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Laboratory equipment	269,334	269,334	5 years
Computer hardware and software	57,634	57,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	447,787	447,787
Less: accumulated depreciation	(209,537)	(139,359)
Total fixed assets, net	$238,250	$308,428

Depreciation expense for the three and six months ended February 29, 2008, the three and six months ended February 28, 2007 and the cumulative period from September 8, 2005 (inception) to February 29, 2008 was $35,088, $70,178, $28,668, $54,934 and $209,537, respectively. Accumulated depreciation on capital lease equipment was $4,213 and $2,980, as of February 29, 2008 and August 31, 2007, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	February 29, 2008	August 31, 2007
Research consulting	$128,154	$-
Auditing and tax preparation fees	62,457	44,877
Salaries and wages	35,935	29,664
Legal fees	35,774	66,647
Lab collaborations	-	22,188
Travel	12,804	-
Patent costs	9,000	13,086
Accrued vacation	7,070	7,070
Scientific subscriptions	-	5,328
Preclinical studies	-	5,000
Other	6,365	7,460
Total	$297,559	$201,320

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

Employee stock compensation expense for the three and six months ended February 29, 2008, the three and six months ended February 28, 2007 and for the cumulative period from September 8, 2005 (inception) to February 29, 2008 was $107,539, $212,318, $89,381, $179,754 and $581,296, of which cumulatively $484,458 was included in general and administrative expense and $96,838 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Volatility	Turnover Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	99.75%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock option expense for consultants for the three and six months ended February 29, 2008, three and six months ended February 28, 2007 and for the cumulative period from September 8, 2005 (inception) to February 29, 2008, were $196,708, $204,112, $38,346, $63,129 and $323,344, respectively, of which cumulatively $55,421 was included in general and administrative expense and $267,923 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	238,500	$0.53	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2007	3,173,300	$0.61	1,404,804	$0.55
Granted	357,427	$0.57	-	$0.52
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at February 29, 2008	3,530,727	$0.60	2,038,725	$0.55

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of February 29, 2008 were $116,783 and $62,965, respectively.

There were 2,454,773 options available for grant under the 2006 Equity Compensation Plan as of February 29, 2008. As of February 29, 2008, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options Outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0 to $0.60	2,942,327	8.67	$0.59	1,658,659	$0.59
$0.601 to $0.70	588,400	8.26	$0.67	380,066	$0.67
	3,530,727	8.60	$0.60	2,038,725	$0.61

At February 29, 2008, the total unrecognized compensation cost was approximately $643,000. The weighted average period over which it is expected to be recognized is 2 years.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three months ended November 30, 2007 and the cumulative period from September 8, 2005 (inception) through November 30, 2007, the Company received $1.925 million and $3.895 million, respectively, from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the three and six months ended February 29, 2008, no stock options were exercised. During the cumulative period from September 8, 2005 (inception) through February 29, 2008, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of February 29, 2008 was 40,221,297 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. Bennu hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations during the quarter ended November 30, 2007.

MERGER OF BENNU PHARMACEUTICALS INC. AND ENCODE PHARMACEUTICALS, INC.

            On December 14, 2007, the Company entered into a Merger Agreement (the “Merger Agreement”), dated as of the same date, by and between the Company, Bennu and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into Bennu. The existence of Encode ceased as of the date of the Merger Agreement. Pursuant to the Merger Agreement and the certificate of merger, Bennu, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Merger Agreement, the Company issued 3,444,297 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 357,427 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 1,098,276 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such Agreement. Such Common Stock, Company Options to purchase Common

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the Merger. The purchase price was valued at $2.6 million, which was recorded as intangible assets on the Company’s condensed consolidated balance sheet as of February 29, 2008, primarily based on the value the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principle operations, such as generating revenues from its drug product candidate.

            As a result of the Merger, Bennu received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Batten Disease, Huntington’s Disease and Non-alcoholic steatohepatitis (“NASH”).

            In consideration of the grant of the license, prior to the merger with Bennu, Encode paid an initial license fee and Bennu will be obligated to pay an annual maintenance fee until Bennu begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, Bennu will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year Bennu begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, Bennu is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that Bennu fails to perform any of the obligations, the University may terminate the license or otherwise cause the license to become non-exclusive.

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

Preclinical Development Programs

We are developing what we believe is a promising novel drug-targeting platform, based on the proprietary use of a human protein called Receptor-Associated-Protein, or RAP and the protein mesoderm development, or Mesd. We believe there may be applications and conditions that our technology may be applied to, including cancer and neurodegenerative diseases. These applications are based on the assumption that our targeting molecules can be engineered to bind to a selective subset of receptors with restricted tissue distribution under particular conditions of administration. We believe these selective tissue distributions can be used to deliver drugs to the liver, as described below, or to other tissues, such as the brain. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface. Mesd is being engineered for this latter application.

Development of HepTideTM for Hepatocellular Carcinoma (HCC) and Hepatitis C

Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered externally to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics. In recent preclinical studies of our radio-labeled HepTideTM (a variant of the receptor-associated protein, or RAP), HepTideTM was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, or primary liver cancer, at the National Research Council in Winnipeg, Manitoba, Canada showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs. We are also evaluating how HepTideTM could aid in the treatment of hepatitis. We are currently reviewing the capabilities of contract manufacturers to produce preclinical material of HepTideTM fused with a primary liver cancer therapeutic and hepatitis therapeutic in order to perform preclinical toxicology studies in the appropriate research models. Our plan over the next 12 months is to work toward filing an Investigational New Drug Application or IND with the U.S. Food and Drug Administration, or FDA, in order to initiate a clinical trial to test HepTideTM fused with a liver cancer therapeutic and commence the planning of the clinical trial.

Development of NeuroTransTM to Treat Brain Diseases

NeuroTransTM is envisioned as a transporter to deliver neurotrophic factors and other therapeutics to treat certain brain diseases. We have renewed our grant with Dr. William Mobley’s neuroscience laboratory at Stanford University, due to promising early results in blood-brain barrier (BBB) transport models from our collaboration initiated in August 2006. In the first year of the collaboration, a number of RAP peptides were tested for their ability to cross the BBB. From these experiments, we were able to select a lead candidate transport peptide we call RAP-2s. Through this collaboration, we plan to continue to assess the bio-distribution of RAP-2s within various brain compartments, commence testing of RAP-2s’ ability to deliver Nerve Growth Factor (NGF) across the BBB, and investigate the effects of the RAP-NGF conjugates to the brain in preclinical models.

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

Clinical Development Programs

We also develop clinical-stage drug product candidates which are: internally discovered therapeutic candidates based on our novel drug delivery platforms and in-license or purchased clinical-stage products which may be new chemical entities in mid-to-late stage clinical development, currently approved drugs with potential efficacy in additional indications, and treatments that we could repurpose or reformulate as potentially more effective or convenient treatments for a drug’s currently approved indications.

Development of ConviviaTM for Liver Aldehyde Dehydrogenase (ALDH2) Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole (4-MP) intended for the treatment of acetaldehyde toxicity resulting from ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. Within the next 12 months, we plan to complete a clinical trial in patients to determine appropriate dosing utilizing the existing liquid formulation of 4-MP, we will formulate and manufacture clinical grade material of our proprietary oral formulation of 4-MP, known as ConviviaTM to support our planned clinical trial and we will submit an IND to commence a clinical trial in patients utilizing our proprietary oral formulation of 4-MP. Due to the fact that 4-MP is an already FDA approved drug for anti-freeze (ethylene glycol) poisoning, data exists regarding the safety of 4-MP, which should aid us in the development of our proprietary oral formulation. We also plan to begin discussions with companies and regulators in selected Asian countries regarding the offshore development of ConviviaTM.

Development of DR Cysteamine for the Treatment of Nephropathic Cystinosis and Other Diseases

In December 2007, through a merger between Encode Pharmaceuticals, Inc. and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine, a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA for nephropathic cystinosis (cystinosis). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease characterized by the poor transport of cystine out of lysosomes. If left untreated, this disorder is associated with a high morbidity rate, including renal failure. DR Cysteamine has received orphan drug designation from the FDA’s Office of Orphan Products Development for the treatment of cystinosis. An evaluation of the product’s efficacy is currently underway in a clinical trial treating cystinosis patients at University of California at San Diego (UCSD) and is currently receiving financial support from the Cystinosis Research Foundation of Irvine, CA. The active ingredient in DR Cysteamine has also demonstrated potential in preclinical studies as a treatment for other metabolic and neurodegenerative diseases, including Batten Disease and Huntington’s Disease. In the next 12 months we plan to manufacture our proprietary drug product candidate and test it in patients enrolled in the existing cystinosis trial at UCSD. We also plan to initiate clinical trials, if approved by regulatory agencies, in other indications such as Huntington’s Disease and non-alcoholic steatohepatitis (NASH).

Other Development Areas

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

Recent Developments

Purchase of ConviviaTM

In October 2007, we purchased certain assets of Convivia, Inc. (Convivia) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (ALDH2) deficiency, a genetic metabolic disorder. Bennu Pharmaceuticals Inc. (Bennu), our wholly-owned subsidiary hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of common stock, par value $0.001 per share (Common Stock), an additional 200,000 shares of Common Stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares Common Stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of the Company based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned 100,000 shares of Common Stock pursuant to our Convivia purchase agreement for the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM and a $10,000 cash bonus pursuant to his employment agreement for reaching his six-month employment anniversary.

Purchase of DR Cysteamine

In December 2007, through a merger between Encode Pharmaceuticals, Inc. (Encode) and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine.

Under the terms of and subject to the conditions set forth in the merger agreement, we issued 3,444,297 shares of Common Stock to the stockholders of Encode (Encode Stockholders), options (Company Options) to purchase 357,427 shares of Common Stock to the optionholders of Encode (Encode Optionholders), and warrants (Company Warrants) to purchase 1,098,276 shares of Common Stock to the warrantholders of Encode (Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, the Encode Securityholders), as of the date of such agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the merger, we received the exclusive worldwide license to DR Cysteamine (License Agreement), developed by clinical scientists at the UCSD, School of Medicine.

In consideration of the grant of the license, prior to the merger with Bennu, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, secure $1 million in funding prior to December 18, 2008 and annually spend at least $200,000 for the development of products pursuant to the License Agreement. To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Capital Resource Requirements

As of February 29, 2008, we had approximately $2.3 million in cash, approximately $601,000 in current liabilities and approximately $1.8 million of net working capital. Our current monthly cash expenditures are about $400,000. We anticipate that our spending will significantly ramp up over the next 12 months as we execute our clinical development operations.

We believe that our cash and cash equivalents balances as of at February 29, 2008 of approximately $2.3 million, will be sufficient to meet the Company’s minimum obligations into the third calendar quarter of 2008. The Company is currently attempting to raise equity funds in order to continue to fund its preclinical and clinical programs into the fourth calendar quarter of 2008, at which time the Company anticipates raising an additional financing.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing (including the financing that we are currently pursuing) will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreements with Washington University and UCSD due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin and/or the rights to Mesd licensed to us by Washington University and/or the rights to DR Cysteamine licensed to us by UCSD, depending on which agreement is breached.

If we are able to raise additional financing, for the next 12 months, we intend to expend a total of approximately $11.1 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, ConviviaTM and DR Cysteamine, which are designed to provide therapies that we believe may address unmet medical needs or provide safer, less intrusive, and more effective than current approaches in treating certain brain disorders, neurodegenerative diseases, genetic diseases, metabolic disorders and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 8,750,000
Research and Development Compensation and Benefits	780,000
General and Administrative Activities	990,000
General and Administrative Compensation and Benefits	560,000
Capital Expenditures	20,000
Total	$11,100,000

To date, our cash and cash equivalents have been raised through the sale of our securities and through a bridge loan of $0.2 million, which was repaid in May 2006. Our May 2006 private placement raised gross proceeds of $5 million, which, net of stock issuance costs and the repayment of our $0.2 million bridge loan plus accrued interest, totaled $4.6 million. Prior to the May 2006 private placement, we raised $310,000 through the sale of our Common Stock. From September 8, 2005 (inception) through February 29, 2008, we received approximately $3.9 million in proceeds from the exercise of Common Stock warrants and $8,700 from the exercise of Common Stock options. In September 2007, we entered into a convertible loan agreement with Jupili Investment SA pursuant to which we have the right to borrow up to $5 million in aggregate. The loan bears interest at a rate of 10% per annum and matures on April 1, 2008, at which time all principal and accrued interest on the loan shall become due and payable in cash or in the Company’s Common Stock, at the lender’s discretion. We issued 200,000 shares of Common Stock as a finder’s fee in connection with this convertible loan. We did not draw any advances under this loan agreement and it expired unused on April 1, 2008. During the quarter ended February 29, 2008, we spent approximately $1.3 million on operations.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that for many years, we will not be able to generate internal positive cash flow from the sales of our drug product candidates, sufficient to meet our operating and capital expenditure requirements.

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for ConviviaTM and DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of clinical study drug candidates including HepTideTM, ConviviaTM and DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $8,750,000. We will need to scale down our research and development plans and expenses detailed herein for the next twelve months if we are not able to raise additional financing in 2008 as detailed in the section titled “Capital Resource Requirements.”

Officer and Employee Compensation

Our wholly-owned subsidiary, Raptor Pharmaceutical Inc., employs three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer, who also serve as our executive officers. Our other wholly-owned subsidiary, Bennu employs a President. We also have two permanent scientific staff members, one permanent finance staff member and one temporary part-time research intern. We anticipate spending up to approximately $1,340,000 in officer and employee compensation during the next 12 months, of which $780,000 is allocated to research and development expenses and $560,000 is allocated to general and administrative expenses. We are currently searching to hire a medical director to oversee our clinical trials. We will need to scale down our officer and employee compensation expenses detailed herein for the next twelve months if we are not able to raise additional financing in 2008 as detailed in the section titled “Capital Resource Requirements.”

General and Administrative

We anticipate spending approximately $990,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein for the next twelve months if we are not able to raise additional financing in 2008 as detailed in the section titled “Capital Resource Requirements.”

Capital Expenditures

We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture. We will need to scale down our capital expenditures detailed herein for the next twelve months if we are not able to raise additional financing in 2008 as detailed in the section titled “Capital Resource Requirements.”

Contractual Obligations with BioMarin

Pursuant to the terms of the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
•	$100,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTransTM product candidate;
•	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;
•	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;
•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTransTM product candidate;
•	$5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTransTM product candidate;
•

$5,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTransTM product candidate exceed $100,000,000; and

•

$20,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTransTM product candidate exceed $500,000,000.

In addition to these milestone payments, we are also obligated to pay BioMarin a royalty at a percentage of our aggregated revenues derived from drug product candidates based on our NeuroTransTM product candidate. On June 9, 2006, we made a milestone payment in the amount of $150,000 to BioMarin because we raised $5,000,000 in our May 25, 2006 private placement financing. If we become insolvent or if we breach our asset purchase agreement with BioMarin due to non-payment and we do not cure our non-payment within the stated cure period, all of our rights to RAP technology (including NeuroTransTM) will revert back to BioMarin.

Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement (Asset Purchase Agreement), Bennu and we entered into with Convivia, Inc. and Thomas E. Daley for the purchase of intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by Bennu (or any subsidiary thereof, or us), as set forth below:

•

100,000 shares of our restricted, unregistered Common Stock within fifteen (15) days after Bennu enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (Purchased Assets) in quantity (Product) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered Common Stock. Should Bennu obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of our restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. On March 31, 2008, we issued 100,000 shares of our Common Stock to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM for our planned clinical trials, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM for our planned clinical trials.

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

Contractual Obligations with Former Encode Stockholders

Pursuant to the terms of the merger agreement (Merger Agreement) Bennu and we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by Bennu (or any subsidiary thereof, or us), as set forth below:

•

Restricted, unregistered Common Stock, stock options to purchase our Common Stock, and warrants to purchase our Common Stock in an amount equal to, in the aggregate, Five Hundred Thousand (500,000) shares of our Common Stock upon the receipt by Bennu at any time prior to the fifth-year anniversary of the Merger Agreement of approval to market and sell a product for the treatment of Cystinosis predominantly based upon and derived from the assets acquired from Encode (Cystinosis Product), from the applicable regulatory agency (e.g., FDA and European Agency for the Evaluation of European Medical Products or EMEA) in a given major market in the world.

•

Restricted, unregistered Common Stock, stock options to purchase our Common Stock, and warrants to purchase our Common Stock in an amount equal to One Million Nine Hundred Thousand (1,900,000) shares of our Common Stock upon the receipt by Bennu at any time prior to the fifth anniversary of the Merger Agreement of approval to market and sell a product, other than a Cystinosis Product, predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMEA) in a given major market in the world.

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

Contractual Obligations with UCSD

As a result of the merger of Bennu and Encode, we received the exclusive worldwide license to DR Cysteamine (License Agreement) for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (cystinosis), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Batten Disease, Huntington’s Disease and Non-alcoholic steatohepatitis (NASH).

In consideration of the grant of the license, prior to the merger with Bennu, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, secure $1 million in funding prior to December 18, 2008 and annually spend at least $200,000 for the development of products pursuant to the License Agreement. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the year ended August 31, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This pronouncement did not have any impact on us.

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

In December 2007, FASB issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, consolidated results of operations and consolidated cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the SFAS 161.

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

Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine and our RAP technology. Our intangible assets are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of our intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.

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

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, preclinical studies, regulatory and clinical consultants, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

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

In order to continue as a going concern, we will require additional financing within the next three months. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in our condensed consolidated financial statements.

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

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

For the three months ended February 29, 2008, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2%; 8 year expected life; 119% volatility; 10% turnover rate; and 0% dividend rate.

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

RISKS RELATED TO OUR BUSINESS

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of February 29, 2008 have been prepared assuming that we will continue as a going concern. As of February 29, 2008, we had an accumulated deficit of approximately $8 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.

We believe that our cash and cash equivalents balances as of at February 29, 2008 of approximately $2.3 million, will be sufficient to meet the Company’s minimum obligations into the third calendar quarter of 2008. The Company is currently attempting to raise equity funds in order to continue to fund its preclinical and clinical programs into the fourth calendar quarter of 2008, at which time the Company anticipates raising an additional financing. These estimates are based on assumptions and estimates. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds. The sale of additional securities may result in additional dilution to our stockholders. Additional financing, including the financing that the Company is currently pursuing, may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

If we obtain additional financing, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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

We are an early development stage biotechnology research and development company and may never be able to successfully develop marketable products. If we are unable to achieve at least one of our major clinical objectives in the next 12 months, our ability to continue as a going concern will be adversely impacted.

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

We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

•	the possibility that preclinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
•	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
•	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
•	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
•	our drug product candidates, if approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates. -31-

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

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology, an asset purchase agreement with Convivia for the purchase of intellectual property related to the ALDH2 deficiency program, a licensing agreement with Washington University for Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University, UCSD the right to terminate their respective agreements with us. Except for the Convivia agreement, we have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stockholders may lose confidence in our ability to meet these milestones and, as a result, the price of our Common Stock may decline.

Our product development programs will require substantial additional future funding which could impact our operational and financial condition

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human clinical trials;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application (IND) and new drug application (NDA) with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From the first human trial through product approval can take many years.

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

If we fail to obtain or maintain orphan drug exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Union (EU) orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a 10-year period of market exclusivity.

Because the extent and scope of patent protection for some of our drug products is particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under Orphan Drug Act designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.

Even though we have obtained orphan drug designation for DR Cysteamine for the treatment of nephropathic cystinosis, and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

The fast-track designation for our drug product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these product development programs.

Although we have received Orphan Drug Designations from the FDA as described above, our drug product candidates may not receive an FDA fast-track designation or priority review. Under fast-track designation, the FDA may initiate review of sections of a fast-track drug’s NDA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. Under the FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. The fast-track designation for our drug product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these product development programs.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.

Our clinical development of DR Cysteamine targets diseases with small patient populations, including nephropathic cystinosis, Huntington’s Disease and Batten Disease. If we are successful in developing DR Cysteamine and receive regulatory approval to market DR Cysteamine for a disease with a small patient population, the per-patient prices at which we could sell DR Cysteamine for these indications must be relatively high in order to recover our development costs and achieve profitability. We believe that we will need to market DR Cysteamine for these indications worldwide to achieve significant market penetration of each product.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in developing our drug product candidates and receive regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•

Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the U.S., the EU, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.

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

In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

•	we will not be able to produce enough RAP drug product candidates for testing;
•	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
•	the targeted receptors are not transported across the blood-brain barrier;
•	other features of the blood-brain barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;
•	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
•	targeting of the selected receptors induces harmful side-effects which prevent their use as drugs, or
•	that our RAP drug product candidates themselves cause unacceptable side-effects.

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

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in preclinical and clinical testing and contract or clinical research organizations to conduct and manage preclinical studies and clinical trials. If we engage these organizations to help us with our preclinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform preclinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

The use of any of our drug product candidates in clinical trials may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we currently do not have any drug product candidates in clinical trials which we are directly sponsoring, we are in the process of planning the testing of our drug product candidate in humans later this year, and when we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $2 million clinical product liability insurance policy, it may not be sufficient to cover future claims.

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

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher M. Starr, our Chief Scientific Officer, Dr. Todd C. Zankel, our Chief Financial Officer, Kim R. Tsuchimoto and Ted Daley, the President of our clinical development subsidiary. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.

Our success depends on our ability to manage our growth.

If we are able to raise additional financing, we expect to continue to grow our Company, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage program and with our plans to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

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

Future milestone payments, as more fully set forth under "Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc." and "Contractual Obligations with Former Encode Securityholders" above, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.3 million shares of our Common Stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. This would result in further dilution to our existing stockholders. In connection with other collaborations that we may enter into in the future, we may issue additional shares of Common Stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.

There is no active trading market for our Common Stock and if a market for our Common Stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our Common Stock and such a market may not develop or be sustained. Shares of our Common Stock are eligible for quotation on the Financial Industry Regulatory Authority (FINRA) Over-the-Counter Bulletin Board (OTC Bulletin Board) but there has been very limited trading of our Common Stock. We cannot provide our investors with any assurance that a public market will materialize.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and institutional accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-

dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being February 29, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the terms of and subject to the conditions set forth in the merger agreement between our wholly-owned subsidiary, Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. we issued 3,444,297 restricted, unregistered shares of our Common Stock, to the stockholders of Encode (Encode Stockholders), options (Company Options) to purchase 357,427 restricted, unregistered shares of Common Stock to the optionholders of Encode (Encode Optionholders), and warrants (Company Warrants) to purchase 1,098,276 restricted, unregistered shares of Common Stock to the warrantholders of Encode (Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, the Encode Securityholders), as of the date of such agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock in an aggregate amount equal to 4.9 million shares of Common Stock issuable to the Encode Securityholders (First Shares) as of the closing of the merger.

The sales and issuances of the First Shares under the merger agreement to the Encode Securityholders were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. We relied upon the representations made by Encode pursuant to the merger agreement in determining that such exemptions were available. No underwriting discounts or commissions were paid by us in connection with these transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.                                                                                                                                                                            Submission of Matters to a Vote of Security Holders.

The following items were submitted for stockholder vote at our annual meeting, held on February 7, 2008:

The total number of shares voted in person or by proxy was 24,775,100 out of 40,221,297 (61.6%) shares issued and outstanding on the record date of January 2, 2008.

The following directors were nominated to our Board of Directors:

Name of nominee	Number of shares voted FOR	Number of shares WITHHELD
Christopher M. Starr, Ph.D.	24,759,117	15,983
Raymond W. Anderson	24,755,117	19,983
Erich Sager	24,758,517	16,583

A proposal to ratify the appointment of Burr, Pilger & Mayer, LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2008.

Number of shares voted FOR:	24,633,831
Number of shares voted AGAINST:	6,286
Number of shares ABSTAINING:	134,983
Number of shares BROKER NON-VOTES:	0
Item 5.	Other Information.

None.

Item 6.	Exhibits.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
(10)	Material Contracts
10.1	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007
10.2	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*
10.3	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*
10.4	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
* Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2. -43-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 14, 2008

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2008

Exhibit Index
4.1	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
10.1	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007
10.2	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*
10.3	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*
10.4	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

* Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.