Form 10QSB/A
period 2008-02-29
RAPTOR PHARMACEUTICALS CORP.
filed 2008-04-15
CIK 1203944

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

EXPLANATORY NOTE

Raptor Pharmaceuticals Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008, as filed with the Securities and Exchange Commission on April 15, 2007* (the ”Original Report”), in order to attach Exhibits 4.1, 4.2, 10.1, 10.2, 10.3, and 10.4, . Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth those Exhibits not filed with the Original Report (the “Additional Exhibits”).

In addition, Item 6 of Part II of the Original Report is being updated hereby solely to include asterisks to reflect the fact that confidential treatment is being requested with respect to certain filings and to reflect the inclusion with this Amendment of the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1.

Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Report and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.

* Please note that the Company intends to file with the Office of Information Technology, Division of Corporate Finance, via an EDGAR CORRESP submission, a request pursuant to Rule 13(b) of Regulation S-T, that the filing date of its Quarterly Report to be adjusted from “April 15, 2008” to “April 14, 2008.”

Item 6.	Exhibits.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
(10)	Material Contracts
10.1	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007**
10.2	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008**
10.3	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007**
10.4	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008**
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
** Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2. -2-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 15, 2008

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2008

Exhibit Index
4.1	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
10.1	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007**
10.2	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008**
10.3	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007**
10.4	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008**
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

** Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.