Form 10QSB
period 2008-05-31
RAPTOR PHARMACEUTICALS CORP.
filed 2008-07-09
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

The registrant has 60,330,047 shares of common stock outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2008 (unaudited) and August 31, 2007	2
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to May 31, 2008	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to May 31, 2008	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	20
Item 3A(T)	Controls and Procedures	45
Part II - Other Information
Item 1	Legal Proceedings	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6	Exhibits	46
SIGNATURES		47

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2008	August 31, 2007
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$2,495,432	$2,627,072
Prepaid expenses and other	217,315	197,093
Total current assets	2,712,747	2,824,165

Intangible assets, net	2,697,917	138,125
Fixed assets, net	205,058	308,428
Deposits	100,206	20,207
Total assets	$5,715,928	$3,290,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$425,169	$115,679
Accrued liabilities	292,189	201,320
Deferred rent	6,876	11,015
Capital lease liability – current	2,713	2,500
Total current liabilities	726,947	330,514

Capital lease liability - long-term	240	2,302
Total liabilities	727,187	332,816

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 45,050,047 and 32,931,166 shares issued and outstanding as at May 31, 2008 and
August 31, 2007, respectively	45,050	32,931
Additional paid-in capital	15,066,537	7,526,504
Deficit accumulated during development stage	(10,122,846)	(4,601,326)
Total stockholders’ equity	4,988,741	2,958,109
Total liabilities and stockholders’ equity	$5,715,928	$3,290,925
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2007.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three-month period from March 1 to May 31, 2008	For the three-month period from March 1 to May 31, 2007

Revenues:	$-	$-

Operating expenses:
General and administrative	534,906	322,410
Research and development	1,591,170	614,616
Total operating expenses	2,126,076	937,026

Loss from operations	(2,126,076)	(937,026)

Interest income	10,789	41,502
Interest expense	(16,168)	(247)
Net loss	$(2,131,455)	$(895,771)

Net loss per share:
Basic and diluted	$(0.05)	$(0.03)

Weighted average shares
outstanding used to compute:
Basic and diluted	40,675,305	32,533,503

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the nine-month period From September 1, 2007 to May 31, 2008	For the nine-month period From September 1, 2006 to May 31, 2007	For the cumulative period from September 8, 2005 (inception) to May 31, 2008

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,588,035	949,756	3,627,142
Research and development	3,641,400	1,579,990	6,386,695
In-process research and development	240,625	-	240,625
Total operating expenses	5,470,060	2,529,746	10,254,462

Loss from operations	(5,470,060)	(2,529,746)	(10,254,462)

Interest income	51,583	110,786	238,871
Interest expense	(103,044)	(609)	(107,255)
Net loss	$(5,521,521)	(2,419,569)	$(10,122,846)

Net loss per share:
Basic and diluted	$(0.15)	$(0.08)	$(0.38)

Weighted average shares
outstanding used to compute:
Basic and diluted	37,882,220	31,013,170	26,441,186

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
		For the nine-month	For the cumulative period from
	For the nine-month period from September 1, 2007 to	period from September 1, 2006 to	September 8, 2005 (inception) to
	May 31, 2008	May 31, 2007	May 31, 2008
Cash flows from operating activities:
Net loss	$(5,521,521)	$(2,419,569)	$(10,122,846)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock compensation expense	377,613	271,121	746,591
Warrants issuable pursuant to consulting agreement	-	-	60
Stock options expensed pursuant to consulting agreements	216,405	80,001	335,636
Stock issued to consultant for services	4,375	-	4,375
Amortization of intangible assets	60,209	5,625	72,083
Depreciation of fixed assets	105,440	86,109	244,799
In-process research and development	240,625	-	240,625
Amortization of stock issued for loan placement fee	102,000	-	102,000
Capitalized acquisition costs previously expensed	38,000	-	38,000
Changes in assets and liabilities:
Prepaid expenses	(20,222)	(226,588)	(217,314)
Receivables – other	-	640	-
Intangible assets	-	-	(150,000)
Deposits	(79,999)	-	(100,207)
Accounts payable	295,913	185,148	411,592
Accrued liabilities	34,369	57,562	235,689
Deferred rent	(4,140)	(2,921)	6,876
Net cash used in operating activities	(4,150,933)	(1,962,872)	(8,152,041)
Cash flows from investing activities:
Purchase of fixed assets	(2,070)	(27,734)	(442,460)
Cash flows from financing activities:
Proceeds from the sale of common stock	2,360,000	-	7,360,000
Proceeds from the exercise of common stock warrants	1,925,000	1,970,000	3,895,000
Proceeds from the exercise of common stock options	-	4,500	8,700
Fundraising costs	(261,788)	-	(479,323)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,849)	(1,657)	(4,444)
Cash advances from stockholders, net of repayment	-	(293)	-
Net cash provided by financing activities	4,021,363	1,972,550	11,089,933
Net increase (decrease) in cash and cash equivalents	(131,640)	(18,056)	2,495,432
Cash and cash equivalents, beginning of period	2,627,072	3,648,538	-
Cash and cash equivalents, end of period	$2,495,432	$3,630,482	$2,495,432
Supplemental disclosure of non-cash financing activities:

Acquisition of equipment in exchange for capital lease	$-	$-	$7,397
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$102,000	$-	$102,000
Common stock issued in asset purchase	$2,898,624	$-	$2,898,624
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

Raptor consists of a preclinical division and a clinical division, which together form a continuous set of specialized competencies to develop Raptor’s pipeline of drug product candidates from early stage to clinical stage through to commercialization. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently undergoing preclinical evaluation at Stanford University for their ability to enhance the transport of therapeutics across the blood-brain barrier. Raptor’s initial clinical programs include Convivia for the treatment of aldehyde dehydrogenase (“ALDH2”) deficiency and DR Cysteamine for the treatment of nephropathic cystinosis and non-alcoholic steatohepatitis (“NASH”). The Company’s fiscal year end is August 31.

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

See the section entitled “Factors that May Affect Future Results” in Item 2 of this Quarterly Report on Form 10-QSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc., which was incorporated in Delaware on September 8, 2005 (date of inception) and Bennu Pharmaceuticals Inc. (“Bennu”), which was incorporated in Delaware on August 1, 2007. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2008, the Company had accumulated losses of approximately $10.1 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at May 31, 2008, plus the $7.6 million in proceeds received in June 2008 from the sale of the Company’s securities, will be sufficient to meet the Company’s obligations into the second calendar quarter of 2009. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

(c) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

(d) Segment Reporting

The Company has determined that in the current fiscal year it operates as two operating segments, preclinical development (Raptor Inc.) and clinical development (Bennu). In the prior fiscal years, the Company operated only in one (preclinical) segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. Below is a break-down of the Company’s net loss and total assets by operating segment:

	For the three-month period from March 1 to May 31, 2008			For the nine-month period from September 1, 2007 to May 31, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$ (937,785)	$ (1,193,670)	$ (2,131,455)	$ (2,776,682)	$ (2,744,839)	$ (5,521,521)
Total assets	2,994,411	2,721,517	5,715,928	2,994,411	2,721,517	5,715,928

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

(j) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.

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

	May 31, 2008	May 31, 2007
Warrants to purchase common stock	4,013,876	5,910,000
Options to purchase common stock	3,605,727	2,611,800
Total potentially dilutive securities	7,619,603	8,521,800

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 159 as of September 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial position and consolidated results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company anticipates adopting EITF 07-03 as of September 1, 2008. The Company is currently evaluating the impact of EITF 07-03 on its financial position and consolidated results of operations.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company as of September 1, 2009. The Company is currently evaluating the impact of EITF 07-01 on its financial position and results of operations. Based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and consolidated results of operations in future years.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is assessing the impact that SFAS 160 may have on its financial position, consolidated results of operations and consolidated cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is assessing the impact of the adoption of SFAS 161, but anticipates that SFAS 161 will not have a material effect on its financial position, consolidated results of operations and consolidated cash flows.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

In May 2008, the FASB released FASB Staff Position (“FSP”) APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, the Company anticipates adopting FSP APB 14-1 as of September 1, 2009. The Company is in the process of evaluating the impact, if any, of FSP APB 14-1 on its consolidated financial statements. -10-

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of May 31, 2008 and August 31, 2007 based on the estimated fair value of its agreement with BioMarin.

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc. (“Encode”), a privately held research and development company, which held the license with UCSD. The intangible assets, recorded at approximately $2.6 million acquired in the merger with Encode, were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders as reflected in the table below:

Raptor common stock issued	3,444,297
Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis	351,359
Total shares of common stock used to value the transaction	3,795,656
10-day average closing price of Raptor common stock per merger agreement	$ 0.586
Value of Raptor common stock portion of transaction	$ 2,224,254
Value (based on Carpenter model) of warrants and stock option issued in connection with transaction, net of legal fees	395,746
Intangible asset ( IP license) related to the Encode merger, gross	$ 2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin	150,000
Gross intangible assets	2,770,000
Less accumulated amortization	(72,083)
Intangible assets, net	$ 2,697,917

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the three and nine months ended May 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to May 31, 2008, the Company amortized $34,625, $60,208, $1,875, $5,625 and $72,083, respectively, of intangible assets to research and development expense.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	May 31, 2008	August 31, 2007	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Laboratory equipment	269,334	269,334	5 years
Computer hardware and software	59,704	57,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term
	449,857	447,787
Less: accumulated depreciation	(244,799)	(139,359)
Total fixed assets, net	$205,058	$308,428

  Depreciation expense for the three and nine months ended May 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to May 31, 2008 was $35,261, $105,440, $31,175, $86,109 and $244,799, respectively. Accumulated depreciation on capital lease equipment was $4,829 and $2,980, as of May 31 2008 and August 31, 2007, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	May 31, 2008	August 31, 2007
Legal fees	$92,380	$66,647
Auditing and tax preparation fees	53,997	44,877
Clinical trial costs	37,740	-
Fundraising costs – placement agent fees	31,500	-
Consulting – research and development	28,277	-
Salaries and wages	19,129	29,664
Accrued vacation	17,185	7,070
Lab collaborations	-	22,188
Patent costs	-	13,086
Scientific subscriptions	-	5,328
Preclinical studies	-	5,000
Other	11,981	7,460
Total	$292,189	$201,320

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) IN PROCESS RESEARCH AND DEVELOPMENT

On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 437,500 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $0.55 per share multiplied by the aggregate number of shares of Raptor common stock issued or 437,500 for a total expense of $240,625 recorded on Raptor’s condensed consolidated statement of operations during the quarter ended November 30, 2007.

(7) STOCK OPTION PLAN

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Employee stock compensation expense for the three and nine months ended May 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to May 31, 2008 was $109,295, $321,613, $91,368, $271,121 and $690,591, of which cumulatively $576,475 was included in general and administrative expense and $114,116 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Annual Volatility	Annual Turnover Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	99.75%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock option expense for consultants for the three and nine months ended May 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to May 31, 2008, were $12,293, $216,405, $21,780, $80,001 and $335,636, respectively, of which cumulatively $55,421 was included in general and administrative expense and $280,215 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	238,500	$0.53	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2007	3,173,300	$0.61	1,404,804	$0.55
Granted	357,427	$0.57	-	$0.52
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at February 29, 2008	3,530,727	$0.60	2,038,725	$0.55
Granted	75,000	$0.53	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at May 31, 2008	3,605,727	$0.60	2,306,474	$0.55

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of May 31, 2008 were both zero.

There were 2,379,773 options available for grant under the 2006 Equity Compensation Plan as of May 31, 2008. As of May 31, 2008, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options Outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0 to $0.60	3,017,327	8.45	$0.59	1,884,740	$0.59
$0.601 to $0.70	588,400	8.00	$0.67	421,734	$0.67
	3,605,727	8.38	$0.60	2,306,474	$0.61

At May 31, 2008, the total unrecognized compensation cost was approximately $537,000. The weighted average period over which it is expected to be recognized is one and a half years.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the cumulative period from September 8, 2005 (inception) through May 31, 2008, the Company received $3.895 million, from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the three and nine months ended May 31, 2008, no stock options were exercised. During the cumulative period from September 8, 2005 (inception) through May 31, 2008, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of May 31, 2008 was 45,050,047 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. Bennu hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as its President. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. During the three month period ended May 31, 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and 100,000 shares of restricted Raptor common stock valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the nine month period ended May 31, 2008.

MERGER OF BENNU PHARMACEUTICALS INC. AND ENCODE PHARMACEUTICALS, INC.

            On December 14, 2007, the Company entered into a Merger Agreement (the “Merger Agreement”), dated as of the same date, by and between the Company, Bennu and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into Bennu. The existence of Encode ceased as of the date of the Merger Agreement. Pursuant to the Merger Agreement and the certificate of merger, Bennu, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Merger Agreement, the Company issued 3,444,297 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 357,427 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”)

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to purchase 1,098,276 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such Agreement. Such Common Stock, Company Options to purchase Common

Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the Merger. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s condensed consolidated balance sheet as of May 31, 2008, primarily based on the value the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principle operations, such as generating revenues from its drug product candidate.

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

            ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT

            On May 21, 2008 (the “Initial Closing”) Raptor entered into a Securities Purchase Agreement (the “Purchase Agreement”), with eight investors (the “Initial Investors”) for the private placement of units of the Company, each unit comprised of one share of Raptor’s Common Stock and one warrant to purchase one half of one share of Raptor’s Common Stock, at a purchase price of $0.50 per unit. Immediately subsequent to the Initial Closing, the Company and each Initial Investor entered into an Amendment to the Securities Purchase Agreement, principally in order to increase the amount able to be raised by the Company in the private placement and to extend the outside closing date of such private placement (the “Amendment”, and, together with the Purchase Agreement, the “Amended Purchase Agreement”), dated as of May 21, 2008.

            At the Initial Closing, the Company sold an aggregate of 4,420,000 shares of Common Stock (the “Initial Shares”) to the Initial Investors for aggregate gross proceeds of $2,210,000 and issued to the Initial Investors warrants (the “Initial Warrants”). The Initial Warrants, exercisable for two years from the Initial Closing, entitle the Initial Investors to purchase up to an aggregate of 2,210,000 shares of Common Stock of the Company (the “Initial Warrant Stock”) and have an exercise price of either $0.75 or $0.90 per share, depending on when such Initial Warrants are exercised, if at all.

                RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Pursuant to the Amended Purchase Agreement, the Company agreed to prepare and file a registration statement (the “Registration Statement”) within 60 days after the Initial Closing with the Securities and Exchange Commission under the Securities Act, on a Form S-1, covering the Shares and Warrant Stock sold pursuant to the Amended Purchase Agreement (the “Restricted Stock”) as well as Common Stock underlying warrants issued to placement agents each subject to volume limitations, and to use its commercially reasonable efforts to cause the Registration Statement to become effective with the SEC thereafter and to remain effective until the earlier to occur of the date (i) that is the second anniversary of the Initial Closing, (ii) the date the Restricted Securities may be sold under Rule 144 during any 90-day period and (iii) such time as all of the Restricted Securities have been publicly sold.

            Following the effectiveness of the Registration Statement, the Company may, at any time, but no more than twice during any 12-month period, suspend the effectiveness of such registration for up to 45 calendar days, as appropriate (a “Suspension Period”), by giving notice to the holders of shares of Restricted Stock, if the Company shall have determined that the Company may be required to disclose any material corporate development which disclosure may have a material adverse effect on the Company.

            On May 30, 2008 Raptor sold an additional $150,000 of units at the same terms as outlined in the May 21, 2008 closing discussed above. As a result, the Company issued 300,000 shares of the Company’s Common Stock and warrants to purchase 150,000 shares of the Company’s Common Stock.

            In connection with the May 2008 private placement, the Company issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of Common Stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon the proceeds of the sale of the units of the private placement. In connection with the sale of units in May 2008, the Company issued placement agent warrants to purchase 495,600 shares of Raptor’s Common Stock at an exercise price of $0.55 per share for a five year term and cash fees to placement agents totaling $165,200. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 278,250 shares of Raptor’s Common Stock and cash commission of $92,750. One of our Board members serves on the board of Limetree Capital.

The following is a summary of common stock outstanding as of May 31, 2008:

		Common Stock
Transaction	Date	Issued

Founders’ shares	Sept. 2005	6,000,000
Seed round	Feb. 2006	2,000,000
PIPE concurrent with reverse merger	May 2006	8,333,333
Shares issued in connection with reverse merger	May 2006	13,300,000
Warrant exercises	Jan. - Nov. 2007	6,491,667
Stock option exercise	Mar. 2007	14,500
Loan finder’s fee	Sept. 2007	200,000
Convivia asset purchase	Oct. 2007- Mar. 2008	537,500
Encode merger DR Cysteamine asset purchase	Dec. 2007	3,444,297
Shares issued pursuant to consulting agreement	May 2008	8,750
PIPE - initial tranche	May 2008	4,420,000
PIPE – second tranche	May 2008	300,000
Total shares of common stock outstanding		45,050,047

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) WARRANTS

The table reflects the number common stock warrants outstanding as of May 31, 2008:
Summary of outstanding warrants:	Number of Shares Exercisable	Exercise Price		Expiry
Issued in lieu of deferred legal fees	60,000	$ 0.60		2/13/2011
Issued in connection with Encode merger	97,480	$ 0.56		12/13/2015
Issued in connection with Encode merger	1,000,796	$ 0.67		12/13/2015
Issued to PIPE investors in May 2008	2,360,000	$0.75 / $0.90	*	5/21/2010
Issued to placement agents in May 2008	495,600	$ 0.55		5/21/2013
Total outstanding warrants as of May 31, 2008	4,013,876	$ 0.70	average exercise price

* First year exercisable at $0.75; second year exercisable at $0.90

(10) SUBSEQUENT EVENT

            On June 27, 2008, the Company closed the final tranche of its private placement in the amount of $7.64 million in gross proceeds and issued 15.28 million shares of the Raptor’s Common Stock and warrants to purchase 7.64 million shares of Raptor’s Common Stock on the same terms as the May 2008 private placement discussed above in Note 8. In connection with the June 27, 2008 closing, the Company issued to Limetree Capital warrants to purchase 1,604,400 shares of Raptor’s Common Stock and $534,800 in cash commissions. One of our Board members serves on the Board of Limetree Capital.

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

Preclinical Development Programs

We are developing what we believe is a promising novel drug-targeting platform, based on the proprietary use of a human protein called Receptor-Associated-Protein, or RAP and the protein mesoderm development, or Mesd. We believe there may be applications and conditions that our technology may be applied to, including cancer, infectious diseases and neurodegenerative diseases. These applications are based on the assumption that our targeting molecules can be engineered to bind to a selective subset of receptors with restricted tissue distribution under particular conditions of administration. We believe these selective tissue distributions can be used to deliver drugs to the liver, as described below, or to other tissues, such as the brain. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface. Mesd is being engineered for this latter application.

Development of HepTideTM for Hepatocellular Carcinoma (HCC) and Hepatitis C

Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered externally to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics. In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, or primary liver cancer, at the National Research Council in Winnipeg, Manitoba, Canada showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs. We are also evaluating how HepTideTM could aid in the treatment of hepatitis. We are currently reviewing the capabilities of contract manufacturers to produce preclinical material of HepTideTM fused with a primary liver cancer therapeutic and hepatitis therapeutic in order to perform preclinical toxicology studies in the appropriate research models. Our plan over the next 12 months is to work toward filing an Investigational New Drug Application or IND with the U.S. Food and Drug Administration, or FDA, in order to initiate a clinical trial to test HepTideTM fused with a liver cancer therapeutic and commence the planning of the clinical trial.

Development of NeuroTransTM to Treat Brain Diseases

NeuroTransTM is envisioned as a transporter to deliver neurotrophic factors and other therapeutics to treat certain brain diseases. We have a grant with Dr. William Mobley’s neuroscience laboratory at Stanford University, which collaboration was initiated in August 2006 and which has resulted in promising early results in blood-brain barrier (BBB) transport models. In the first year of the collaboration, a number of RAP peptides were tested for their ability to cross the BBB. From these experiments, we were able to select a lead candidate transport peptide we call RAP-2s. Through this collaboration, we plan to continue to assess the bio-distribution of RAP-2s within various brain compartments, commence testing of RAP-2s’ ability to deliver Nerve Growth Factor (NGF) across the BBB, and investigate the effects of the RAP-NGF conjugates to the brain in preclinical models.

Development of WntTideTM for the Treatment of Cancer

In November 2006, we licensed Mesd from Washington University, St. Louis, for the treatment of osteoporosis and cancer. Preliminary results from our preclinical study of Mesd and Mesd-based peptides, which we call WntTideTM, in an osteoporosis model, suggests that WntTideTM inhibits signaling through the cell-surface receptors LRP5/6, making it a potential treatment of breast cancer but not a potential therapeutic for osteoporosis. Therefore, in the next 12 months, we will be testing WntTideTM for the ability to inhibit the growth of certain types of cancer including breast cancer, in a preclinical xenograft model.

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

Development of ConviviaTM for Liver Aldehyde Dehydrogenase (ALDH2) Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole (4-MP) intended for the treatment of acetaldehyde toxicity resulting from ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. Within the next 12 months, we plan to complete a clinical trial in patients utilizing the existing liquid formulation of 4-MP to determine appropriate dosing, we plan to formulate and manufacture clinical grade material of our proprietary oral formulation of 4-MP, known as ConviviaTM , and we plan to complete certain toxicity studies to support our continued clinical development program. Due to the fact that 4-MP is an already FDA approved drug for anti-freeze (ethylene glycol) poisoning, data exists regarding the safety of 4-MP, which should aid us in the development of our proprietary oral formulation. We also plan to identify partner(s) in selected Asian countries who will license or co-develop ConviviaTM in those countries.

Development of DR Cysteamine for the Treatment of Nephropathic Cystinosis and Other Diseases

In December 2007, through a merger between Encode Pharmaceuticals, Inc. and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine, a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA for nephropathic cystinosis (cystinosis). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease characterized by the poor transport of cystine out of lysosomes. If left untreated, this disorder is associated with a high morbidity rate, including renal failure. DR Cysteamine has received orphan drug designation from the FDA’s Office of Orphan Products Development for the treatment of cystinosis and Huntington’s Disease. Orphan drug designation allows for accelerated review of the New Drug Application (NDA), a seven-year exclusivity period following marketing approval, and favorable tax treatment of research and development expenses. An evaluation of the product’s efficacy is currently underway in a clinical trial treating cystinosis patients at University of California at San Diego (UCSD) and is currently receiving financial support from the Cystinosis Research Foundation of Irvine, CA. The active ingredient in DR Cysteamine has also demonstrated potential in preclinical studies as a treatment for other metabolic and neurodegenerative diseases, including Batten Disease and Huntington’s Disease. We have funded an investigator-sponsored clinical trial at UCSD to test the efficacy of cysteamine in non-alcoholic steatohepatitis or NASH patients. In the next 12 months we plan to manufacture our proprietary drug product candidate and test it in patients enrolled in the existing cystinosis trial at UCSD. We also plan to supply DR Cysteamine in a clinical trial in Huntington’s Disease.

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

Business Development Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in potential clinical applications of our proprietary molecules and co-development or drug partnerships. In the brain delivery program, we plan to contact institutions and companies that have experience and expertise using therapeutic RAP fusion as partners. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, preclinical testing or clinical research studies. We plan to enter partnerships with one or more pharmaceutical companies in Asian countries for development and commercialization of our ConviviaTM product candidate. And we plan to seek distribution or co-development agreements with one or more companies for ex-US territories for our DR Cysteamine product candidate. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into mutually acceptable agreements with them on terms that are satisfactory to us, or at all.

Recent Developments

Purchase of ConviviaTM

In October 2007, we purchased certain assets of Convivia, Inc. (Convivia) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (ALDH2) deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of common stock, par value $0.001 per share (Common Stock), an additional 200,000 shares of Common Stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares Common Stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of the Company based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned 100,000 shares of Common Stock pursuant to our Convivia purchase agreement for the execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and a $10,000 cash bonus pursuant to his employment agreement for reaching his six-month employment anniversary.

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

Capital Resource Requirements

As of May 31, 2008, we had approximately $2.5 million in cash, approximately $727,000 in current liabilities and approximately $2.0 million of net working capital. Our current monthly cash expenditures, based upon our past nine months average burn, is approximately $460,000. We anticipate that our spending will significantly ramp up over the next 12 months as we execute our clinical development operations.

We believe that our cash and cash equivalents balances as of May 31, 2008, plus the $7.6 million in proceeds received in June 2008 from the sale of our securities, will be sufficient to meet our obligations into the second calendar quarter of 2009.

In May and June 2008, we raised an aggregate of gross proceeds of $10 million by selling our securities through a private placement. We sold 20 million units constituting of an aggregate of 20 million shares of our common stock and two-year warrants to purchase 10 million shares of our common stock. After deducting placement agent fees, we raised $9.3 million in net proceeds. Each unit was priced at $0.50 and consisted of one share of our common stock and one warrant to purchase one-half share of our common stock. Warrants are exercisable for two years from the date of issuance at $0.75 per share during the first year and $0.90 per share during the second year. The units have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. As lead placement agent of this private placement, we issued to Limetree Capital warrants to purchase 1,882,650 shares of our common stock and $627,550 in cash commissions. One of our Board members serves on the Board of Limetree Capital. Three other placement agents were compensated on the same terms as Limetree for their introduction of investors that participated in this private placement. Total placement agent fees consisted of $700,000 in cash and warrants to purchase 2,100,000 shares of our common stock at $0.55 per share expiring on the fifth year anniversary of issuance.

We anticipate that we will need to raise funds in the future for the continued development of our drug programs. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, when needed, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreements with Washington University and UCSD due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin and/or the rights to Mesd licensed to us by Washington University and/or the rights to DR Cysteamine licensed to us by UCSD, depending on which agreement is breached.

For the next 12 months, we intend to expend a total of approximately $10.1 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, ConviviaTM and DR Cysteamine, which are designed to provide therapies that we believe may address unmet medical needs or provide safer, less intrusive, and more effective than current approaches in treating certain brain disorders, neurodegenerative diseases, genetic diseases, metabolic disorders and cancer. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 7,750,000
Research and Development Compensation and Benefits	780,000
General and Administrative Activities	990,000
General and Administrative Compensation and Benefits	560,000
Capital Expenditures	20,000
Total	$10,100,000

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for ConviviaTM and DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of clinical study drug candidates including ConviviaTM and DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $7,750,000.

Officer and Employee Compensation

Our wholly-owned subsidiary, Raptor Pharmaceutical Inc., employs three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Scientific Officer, who also serve as our executive officers. Our other wholly-owned subsidiary, Bennu employs a President. We also have two permanent scientific staff members, one permanent finance staff member and one temporary part-time research intern. We anticipate spending up to approximately $1,340,000 in officer and employee compensation during the next 12 months, of which $780,000 is allocated to research and development expenses and $560,000 is allocated to general and administrative expenses. We also plan to increase officer and employee compensation to reflect current market rates for like positions in similar size, public biotechnology companies in the San Francisco Bay Area. We are currently searching to hire a medical director to oversee our clinical trials. We also anticipate hiring a regulatory director and a program manager during the next 12 months.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we anticipate adopting EITF 07-03 as of September 1, 2008. We are currently evaluating the impact of EITF 07-03 on our financial position and consolidated results of operations.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-01). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for us as of September 1, 2009. We are currently evaluating the impact of EITF 07-01 on our financial position and results of operations. Based upon the nature of our business, EITF 07-01 could have a material impact on our financial position and consolidated results of operations in future years.

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

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are assessing the impact that SFAS 160 may have on our financial position, consolidated results of operations and consolidated cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are assessing the impact of the SFAS 161, but anticipate that SFAS 161 will not have a material effect on our financial position, consolidated results of operations and consolidated cash flows.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. We are in the process of evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.

In May 2008, the FASB released FASB Staff Position (FSP) APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we anticipate adopting FSP APB 14-1 as of September 1, 2009. We are in the process of evaluating the impact, if any, of FSP APB 14-1 on our consolidated financial statements.

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

For the three months ended May 31, 2008, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2%; 8 year expected life; 121% volatility; 10% turnover rate; and 0% dividend rate.

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

Our condensed consolidated financial statements as of May 31, 2008 have been prepared assuming that we will continue as a going concern. As of May 31, 2008, we had an accumulated deficit of approximately $10.1 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.

We believe that our cash and cash equivalents balances as of at May 31, 2008 of approximately $2.5 million, plus the $7.6 million in proceeds received in June 2008 from the sale of our securities, will be sufficient to meet our obligations into the second calendar quarter of 2009. We anticipate that we will need to raise funds in the future for the continued development of our drug programs. We will need to sell equity or debt securities to raise additional funds. The sale of additional securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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

We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

•	the possibility that preclinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
•	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
•	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
•	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
•	our drug product candidates, if approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates. -34-

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

Even though we have obtained orphan drug designation for DR Cysteamine for the treatment of nephropathic cystinosis and Huntington’s Disease, and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we currently do not have any drug product candidates in clinical trials which we are directly sponsoring, we are in the process of planning the testing of our drug product candidate in humans later this year, and when we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $3 million clinical product liability insurance policy, it may not be sufficient to cover future claims.

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

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.” and “Contractual Obligations with Former Encode Securityholders” above, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.3 million shares of our Common Stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. This would result in further dilution to our existing stockholders. In connection with other collaborations that we may enter into in the future, we may issue additional shares of Common Stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.

In May and June 2008, pursuant to a securities purchase agreement for a private placement of units, we issued 20 million shares of our common stock and two-year warrants to purchase 10 million shares of our common stock, as well as five-year warrants to purchase 2.1 million shares of our common stock to placement agents in this private placment. Pursuant to such securities purchase agreement, we agreed to prepare and file a registration statement covering the common stock and common stock underlying warrants sold in such private placement as well as common stock underlying warrants issued to placement agents, in an amount subject to our sole discretion. The issuance of additional equity securities by us results in significant dilution to our current stockholders.

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

Item 3A(T). Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being May 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In May and June 2008 pursuant to a securities purchase agreement for a private placement of units, we issued 20 million shares of our common stock and two-year warrants to purchase 10 million shares of our common stock. Each unit was priced at $0.50 and consisted of one share of the Company’s common stock and one warrant to purchase one-half share of common stock. The warrants placed in the private placement are exercisable for two years from the date of issuance at $0.75 per share during the first year and $0.90 per share during the second year. The units have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. In connection with the private placement, we issued five year warrants to purchase 2.1 million shares of our common stock to placement agents at an exercise price of $0.55 per share.

The Securities offered and sold in the private placement to the purchasers were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The agreements executed in connection with the transactions disclosed above contain representations to support the Company’s reasonable belief that the purchasers had access to information concerning the Company’s operation and financial condition, the purchasers acquired the units for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the purchasers are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). The Company obtained representations from the purchasers regarding their investment intent, experience and sophistication; and the purchasers either received or had access to adequate information about the Company in order to make an informed investment decision. The Company relied upon the representations made by the purchasers in determining that such exemptions were available. In connection with the private placement, the Company paid $700,000 and issued five-year warrants to purchase 2.1 million shares of its common stock at an exercise price of $0.55 per share to placement agents. No underwriting discounts or commissions were paid by the Company in connection with these transactions.

In May 2008, we entered into stock option agreements under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 75,000 shares of our common stock:

Grant Date / Type of Stock Option(1)	Type of Optionee	Number of Stock Options	Exercise Price	Vesting
May 13, 2008 / NQ	Consultant	75,000	$0.53	(2)

(1) NQ – Non-qualified stock option	All stock options expire ten years from grant date.

(2) Options vest 25% quarterly over a year from grant date. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

The forms of stock option agreements for our 2006 Equity Incentive Plan were filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006.

Item 6.	Exhibits.
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.2	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

By: /s/ Christopher M. Starr

Christopher M. Starr, Ph.D.

Chief Executive Officer and Director

(Principal Executive Officer)

Date: July 9, 2008

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: July 9, 2008

Exhibit Index
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.2	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer