Form 10-K
period 2008-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2008-10-30
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50720
Raptor Pharmaceuticals Corp.
(Name of small business issuer in its charter)

Delaware	98-0379351

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA	94949

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (415) 382-8111
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 14, 2008 was approximately $10.5 million based on the per share closing price as of October 14, 2008 quoted on the FINRA Over-the-Counter Bulletin Board for the registrant’s common stock, which was $0.21.
There were 60,330,047 shares of the registrant’s common stock, $.001 par value per share outstanding at October 14, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K
where incorporated

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	III

RAPTOR PHARMACEUTICALS CORP.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All statements, other than statements of historical facts, included in this Annual Report, including our financial condition, future results of operation, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Annual Report. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors,” and including, but not limited to, the following:
•	our need for, and our ability to obtain, additional funds;

•	uncertainties relating to clinical trials and regulatory reviews;

•	our dependence on a limited number of therapeutic compounds;

•	the early stage of the products we are developing;

•	the acceptance of any future products by physicians and patients;

•	competition and dependence on collaborative partners;

•	loss of key management or scientific personnel;

•	our ability to obtain adequate intellectual property protection and to enforce these rights;

•	our ability to avoid infringement of the intellectual property rights of others; and

•	the other factors and risks described under the section captioned “Risk Factors” as well as other factors not identified therein.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, the factors discussed in this Annual Report could cause actual results or outcomes to differ materially and/or adversely from those expressed in any forward-looking statements made by us or on our behalf, and therefore we cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on any such forward-looking statements. We cannot give you any assurance that the forward-looking statements included in this Annual Report will prove to be accurate and the forward-looking events discussed in this Annual Report may not occur. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.
ITEM 1: BUSINESS
Raptor Pharmaceuticals Corp. (“Raptor” or the “Company”) is a publicly traded development-stage biotechnology company dedicated to speeding the delivery of new treatment options to patients by working to improve existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. We focus on underserved patient populations where we believe that we can have the greatest potential impact.
We are developing drug therapies for the potential treatment of: genetic diseases including Nephropathic Cystinosis (“Cystinosis”), Huntington’s Disease (“HD”) and Batten Disease; metabolic diseases including Non-Alcoholic Steatohepatitis (“NASH”) and Aldehyde Dehydrogenase, or ALDH2, Deficiency (“Ethanol Intolerance”); and liver diseases including primary liver cancer (“HCC”) and hepatitis.

Preclinical Development Programs
We are developing what we believe is a promising novel drug-targeting platform, based on the proprietary use of a human protein called Receptor-Associated-Protein, or RAP and the mesoderm development protein, or Mesd. We believe there may be applications and conditions that our technology may be applied to, including cancer, infectious diseases and neurodegenerative diseases. These applications are based on the assumption that our targeting molecules can be engineered to bind to a selective subset of receptors with restricted tissue distribution under particular conditions of administration. We believe these selective tissue distributions can be used to deliver drugs to the liver, as described below, or to other tissues, such as the brain. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface. Mesd is being engineered for this latter application.
Clinical Development Programs
We also develop clinical-stage drug product candidates which are: internally discovered therapeutic candidates based on our novel drug delivery platforms and in-licensed or purchased clinical-stage products which may be new chemical entities in mid-to-late stage clinical development, currently approved drugs with potential efficacy in additional indications, and treatments that we could repurpose or reformulate as potentially more effective or convenient treatments for a drug’s currently approved indications.
Overview of Our Drug Product Candidates Our business is focused on the development of new drugs based on our acquired, developed and licensed technologies. We own, or have exclusive licensed rights to, drug product candidates in various active stages of development to treat the following potential disease indications:

INVESTIGATIONAL DRUG PRODUCT CANDIDATE	POTENTIAL DISEASE INDICATION	CURRENT STAGE OF DEVELOPMENT

Delayed release, enterically coated cysteamine bitartrate (“DR Cysteamine”)	Nephropathic Cystinosis (“Cystinosis”)	Phase II (ongoing, open IND) Orphan Product Designation

DR Cysteamine	Non-Alcoholic Steatohepatitis	Phase IIa
	(“NASH”)	(ongoing, open IND)

DR Cysteamine	Huntington’s Disease	Phase II
	(“HD”)	(planned for 2009)
Orphan Product Designation

ConviviaTM	Aldehyde Dehydrogenase	Phase IIa
	(“ALDH2”) Deficiency	(ongoing, IND exemption granted by FDA)
(“Ethanol Intolerance”)

HepTideTM	Hepatocellular Carcinoma	Preclinical
	(“HCC”)	(ongoing)

HepTideTM	Hepatitis C	Preclinical
(ongoing)

WntTideTM	Breast Cancer	Preclinical
(ongoing)

NeuroTransTM	Neurodegenerative Diseases	Preclinical
(ongoing)

There can be no assurance that the U.S. Food and Drug Administration (“FDA”) will approve the sale of any of these product candidates, if, and when, we submitted marketing applications to them. Due to the long-term process entailed in drug development, we do not currently anticipate that we will derive any revenues from sales of our product candidates within the next 18 months. We do not have any bank credit lines and have financed the majority of our prior operations through the sale of securities. The estimated cost of completing the development of our current and proposed product candidates and of obtaining all required regulatory approvals to market our current and proposed product candidates is substantially greater than the amount of funds we currently have available. Although we have raised $10 million of gross proceeds through our sale of equity in May and June 2008, we believe that our current cash balances will be sufficient to fund our planned level of operations only into the second calendar quarter of 2009. We may seek to obtain additional funds through additional financing sources, including possible sales of our securities, and strategic alliances with other pharmaceutical or biomedical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations. If we are unsuccessful or only partly successful in our efforts to secure additional funding, some or all of our current and proposed product candidates could be delayed and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.
DR Cysteamine:
DR Cysteamine as a potential second generation treatment for Cystinosis
Nephropathic Cystinosis (“Cystinosis”)
Cystinosis is an autosomal recessive genetic disorder that affects approximately 2,000 patients worldwide. The condition is usually diagnosed in early childhood when patients exhibit poor growth, vision problems (including photophobia) and particular kidney problems (called Fanconi syndrome) that results in increased urination, thirst, dehydration, and blood abnormalities. Cystinosis is caused by a genetic mutation of the CTNS gene, that codes for cystinosin, the lysosomal cystine transporter. In cystinosis patients, the cystine transporter is inactive, resulting in massive accumulation of lysosomal cystine, a normal product of protein degradation. The accumulation of cystine crystals in the cells’ lysosomes leads to rapid death (apoptosis) of renal epithelial cells (i.e., certain kidney tissue). If left untreated, Cystinosis destroys major organ systems including the kidneys, eyes, liver, muscles, pancreas, brain and white blood cells. Children with Cystinosis generally develop end stage kidney failure at an early age, at which point they must undergo dialysis therapy and/or receive a kidney transplant. Additional complications include muscle wasting, poor growth, difficulty swallowing, diabetes, and hypothyroidism.
Under an FDA approved Investigational New Drug Application (“IND”) and Phase I/II clinical trial protocol, a clinical study was initiated at the University of California, San Diego (“UCSD”), by clinical investigators now working with us in Cystinosis patients and healthy controls to study dosing, pharmacokinetics and efficacy of a prototype version of DR Cysteamine.
Our clinical collaborators at UCSD Medical School have been studying the use of various forms of cysteamine for potentially treating Cystinosis for over 20 years. Dr. Jerry Schneider, Professor Emeritus and now our medical advisor, was the Principal Clinical Investigator responsible for the 1994 approval of the currently marketed cysteamine. Following its FDA approval, Dr. Schneider and his colleagues continued to explore other forms and formulations of cysteamine to treat this disease. This work resulted in the development of DR Cysteamine.
We believe the results of ongoing clinical studies suggest the potential for less daily total drug dosage and less frequent dosing with an investigational enterically coated, delayed-release formulation compared to the immediate release form presently marketed. The immediate release form must be taken every six hours, requiring patients to get up during the night to take their medication while DR Cysteamine is designed to be taken twice daily. In addition, patients reported a decrease in gastrointestinal side effects when taking the prototype of DR Cysteamine. The clinical research team at UCSD is continuing to generate additional data in these six patients and is recruiting additional patients into the study.

In addition to Cystinosis we are developing DR Cysteamine for the potential treatment of several other diseases where preclinical and in some cases preliminary human clinical studies suggest that DR Cysteamine may be a useful therapy. These additional indications include Non-alcoholic Steatohepatitis (“NASH”), a type of liver disease characterized by fat in the liver, along with inflammation and damage that can ultimately lead to cirrhosis, and Huntington’s Disease (“HD”), a neurological disorder resulting from the genetically programmed degeneration of neurons (i.e., brain cells) in certain areas of the brain and is characterized by uncontrolled movements, loss of intellectual faculties, and emotional disturbance. In addition, we plan to initiate a program in Batten Disease within the next 18 months. Batten Disease is a rare, serious, autosomal recessive neurodegenerative disorder that begins in childhood and is characterized by mental impairment, seizures, and progressive loss of sight and motor skills and eventually leads to dementia and death. These additional indications for DR Cysteamine are discussed further in the sections entitled “DR Cysteamine for the Treatment for Huntington’s Disease (“HD”)”, “DR Cysteamine for the Treatment of Non-alcoholic Steatohepatitis (“NASH”)” and “DR Cysteamine for the Treatment of Batten Disease”.
Regulatory Strategy and Upcoming Clinical Trials for DR Cysteamine in Cystinosis
We plan to continue ongoing chemistry, manufacturing and controls (“CMC”) development and formulation work on our final proprietary formulation of DR Cysteamine in 2008. Upon completion of the DR Cysteamine formulation work, we plan to submit an IND to study DR Cysteamine in clinical studies of cystinosis patients and healthy volunteers in 2009. We plan to file a New Drug Application (“NDA”) seeking approval for DR Cysteamine for the potential treatment of Cystinosis in the first half of 2010. We also plan to submit for European Medicines Agency (“EMEA”) approval in Europe subsequent to filing the NDA.
DR Cysteamine for the treatment of Huntington’s Disease (“HD”)
Huntington’s Disease
Huntington’s Disease is a fatal neurological disorder characterized clinically by involuntary movements, loss of cognitive function and a wide spectrum of behavioral disorders. The Huntington’s Disease Society of America estimates that the prevalence of HD in the U.S. population is approximately 1 in 10,000 persons, with approximately 30,000 persons in the U.S. currently showing symptoms and another 150,000 who have a 50% chance of developing the disease. The largest concentration of HD in the world is in Venezuela. Common motor symptoms include chorea (involuntary writhing and spasms), clumsiness and progressive loss of the abilities to walk, speak and swallow. Cognitive symptoms include loss of intellectual speed, attention and short-term memory. Behavioral symptoms span the range of changes in personality, depression, irritability, emotional outbursts and apathy. HD is known to be caused by a specific genetic mutation, which results in degeneration of neurons in many different regions of the brain. This degeneration is particularly focused in neurons located in the basal ganglia, structures deep within the brain that control many important functions, including coordinating movement, and also in neurons on the outer surface of the brain or cortex, which controls thought, perception and memory.
Adult-onset HD usually occurs during the third and fourth decades of life. In rare cases, it can occur in individuals from 2 to 80 years of age. Clinical manifestations of HD include: “chorea” or involuntary, jerky movements of the head, limbs or body; personality changes; mood swings; depression; and dementia. The clinical course of HD ranges from 10-20 years, depending on the extent and severity of complications. Diagnosis of HD is done through a combination of genetic testing, CT scan and MRI.
There are few treatment options for HD. Treatment options may be available to help minimize some of the symptoms of HD, such as uncontrollable movements and mood swings. Generally, movement problems have been treated with speech, occupational and other therapies. Consultation with a dietician ensures a sufficient, healthy diet, as patients with HD often need more calories to maintain weight.
Results of Preclinical Studies
In preclinical models, cysteamine has demonstrated the ability to raise the level of brain-derived neurotrophic factor (“BDNF”) in the brain, potentially slowing the progression of HD. BDNF is one of a family of brain growth factors that are manufactured in the brain and used in the brain for the growth, maintenance and survival of brain cells. As we age the level of these brain growth factors decreases making us more susceptible to neurodegenerative diseases like Alzheimer’s and Parkinson’s. In the case of HD, the genetic defect results in a significant reduction in the level of BDNF in the brain. Clinical studies have shown that individuals with HD have much lower than normal BDNF levels, which has led to speculation by clinicians that restoring BDNF levels in HD patients may be useful in treating the disorder.

Phase I Dose-Ranging Clinical Trial for Huntington’s Disease
In a single-center open-label study, conducted in 2006, using the currently marketed form of cysteamine, Dr. Richard Dubinsky of the University of Kansas Medical Research Center studied tolerability and side effects of cysteamine in people with HD in an effort to determine the maximum tolerable dose (“MTD”). Cysteamine was started at a dose of 10 mg/kg per day, divided into four doses, and increased by 10 mg/kg per day weekly until the development of intolerable side effects or a maximum dose of 70 mg/kg per day. Of the 9 subjects, 1 had an MTD of 10 mg/kg per day, 1 had an MTD of 20 mg/kg per day, the maximum dose was 30 mg/kg per day for 2, 40 mg/kg per day for 2, and 50 mg/kg per day for 3. Dose-limiting side effects were motoric impairment in 5 and nausea in 4. The dose found tolerable by 8 of the subjects was 20 mg/kg per day. All had a noticeable hydrogen sulfide odor at doses of 40 mg/kg per day or higher. These results suggest that cysteamine may be tolerated at a dose of 20 mg/kg per day in most people with HD, but, as with Cystinosis patients, gastrointestinal disturbances were among the side effects, which prevented the clinicians from increasing doses given to HD patients. Based on a reduction in side effects and improved tolerability observed in initial clinical studies of enterically coated cysteamine in healthy volunteers and Cystinosis patients, we anticipate that DR Cysteamine may potentially reduce many of the dose-limiting side effects in future HD trials.
Phase II Clinical Trial in Huntington’s Disease with DR Cysteamine
Based on the pre-existing scientific literature on cysteamine and its ability to increase BDNF production (Borrell-Pages 2006 J. Clin. Invest. 116:1410-1424), we plan to conduct a Phase II clinical trial for HD with the biomarker of serum BDNF as an endpoint. Plans are underway to initiate a clinical study in HD patients using DR Cysteamine in 2009. We have received orphan product designation for DR Cysteamine for the potential treatment of HD from the Office of Orphan Products Development of the FDA. We plan to submit an application to EMEA for orphan drug designation for DR Cysteamine for the potential treatment of HD in 2009.
DR Cysteamine for the treatment of Non-alcoholic Steatohepatitis (“NASH”)
NASH
NASH is a progressive form of chronic liver disease that is one of the leading causes of liver cirrhosis in the U.S. NASH constitutes about 10% of newly diagnosed cases of chronic liver disease in the U.S. and affects 2% to 5% of the population. Diagnosis occurs mostly in overweight adults and children, yet NASH can also occur in individuals with normal weight.
Generally, there are no symptoms in the beginning stages of NASH, so testing typically occurs after a blood panel shows elevated liver enzyme levels that cannot be explained by the use of medication or excessive alcohol. NASH is suspected when x-rays or other imaging procedures show excessive fat in the liver. Final diagnosis is made when a liver biopsy confirms inflammation and liver cell damage. NASH can lead to scarring of the liver, cirrhosis and eventually liver failure. This process can take years or even decades, at which point a liver transplant may be necessary.
Although NASH is often diagnosed between the ages of 40 and 60, more recent clinical evaluations have shown an increase incidence of NASH among younger populations. NASH appears to impact women more often than men. There are currently no treatment options specifically designed to treat NASH. Weight reduction, healthy diet, alcohol abstinence and increased physical activity have all been suggested to slow the onset of liver damage.
DR Cysteamine in treating NASH
We are investigating the use of DR Cysteamine for the potential treatment of NASH. Cysteamine, which is readily taken up in the liver, is a precursor of glutathione, a potent liver anti-oxidant. We are sponsoring an ongoing Phase IIa clinical study of cysteamine in NASH patients at the UCSD. Antioxidants that reduce oxidative stress in the liver are thought to have promise in the treatment of NASH. Cysteamine is a metabolic precursor of an important liver antioxidant. Cysteamine interacts with extra-cellular cystine to form cysteine, which then is readily taken up into the cell, and processed into glutathione (gamma-glutamyl-cysteinyl-glycine or “GSH”). GSH is the major natural liver antioxidant, a substance that reduces damage due to oxygen. The depletion of glutathione has been implicated in the development of hepatocellular (i.e., pertaining to liver cells) injury caused by metabolic disease conditions such as NASH and certain drug overdoses. Increased GSH levels in the liver may have an anti-oxidative, hepato-protective role and therefore may be useful in the treatment of NASH.

Phase IIa Clinical Trial for NASH
In June, 2008 we executed a clinical research agreement with UCSD. We are providing funding and clinical trial materials for a Phase IIa clinical trial for the treatment of NASH with a prototype of DR Cysteamine, which commenced in October 2008 under an open IND presently held by UCSD. This Phase IIa clinical study is continuing to recruit a total of 12 patients diagnosed with NASH. The study will measure alanine aminotransferase (“ALT”) reduction in the serum as a biomarker of DR Cysteamine’s effectiveness as a potential treatment for NASH. NASH patients show elevated ALT levels in the serum which is a commonly used indicator of liver disease.
DR Cysteamine for the treatment of Batten Disease
Batten Disease
Batten Disease is the most commonly known of a group of rare disorders called Neuronal Ceroid Lipofuscinoses (“NCLs”), in which there is a defective gene that leads to a build-up of lipopigments (fats and proteins) in the brain’s nerve cells and other tissues. There are four main types of NCLs and each is characterized based on the age of diagnosis. Batten Disease refers specifically to juvenile onset, yet this term is now widely used to refer to any NCLs.
Although the exact mechanism is uncertain, the lipopigments which accumulate in Batten Disease patients are believed to lead to neuronal death in the brain, retina and central nervous system. Diagnosis is confirmed by the presence of the lipopigments.
Infantile and late infantile NCL are brought on by inherited genetic mutations in the CLN1 gene, which codes for palmitoyl-protein thioesterase 1 (“PPT1”) and in the CLN2 gene, which codes for tripeptidyl peptidase I (“TPP-I”), respectively. As a result of these mutations, the relevant enzyme is either defective or missing, leading to the accumulation of non-degraded lysosomal substrates in various cell types. This accumulation eventually interferes with normal cellular and tissue function, and leads to seizures and progressive loss of motor skills, sight and mental capacity. To correct the major defect in NCL patients, the missing enzyme has to be provided to the brain where it can be taken up by the enzyme-deficient cells.
Based on the published incidence of approximately 2 to 4 of every 100,000 live births and assumptions regarding life expectancy, we estimate there to be 10,000 patients with Batten disease in the U.S.
At the present time, there are no treatment options for Batten Disease patients. Physical therapy may help a patient retain function.
DR Cysteamine in Batten Disease
Because of its neuron-protective properties, cysteamine is believed to have potential benefit in Batten Disease. In early studies, cysteamine appeared to clear lysosomal ceroids (fats) in the white blood cells of patients with Batten Disease.
In January 2007, a clinical study sponsored by the National Institute of Child Health and Human Development was initiated to study the effectiveness of cysteamine in treating Batten Disease patients. This study is currently recruiting patients.
We have received Orphan Product Designation for cysteamine for the potential treatment of Batten Disease by the FDA. We plan to study DR Cysteamine in patients with Batten Disease within the next 18 months.

ConviviaTM (Oral 4-Methylpyrazole) For the Treatment of ALDH2 Deficiency
Acetaldehyde Toxicity — Ethanol Intolerance
We are developing ConviviaTM, an oral formulation of 4-methylpyrazole (“4-MP”) for the potential treatment of acetaldehyde toxicity resulting from ALDH2 deficiency. Sometimes referred to as ethanol intolerance or “Asian flush”, ALDH2 deficiency is an inherited metabolic disorder affecting 40-50% of East Asian populations.
ALDH2 deficiency impairs the activity of the liver enzyme ALDH2, the second enzyme of the primary metabolic pathway for ethanol and other alcohols. The result is an accumulation of acetaldehyde, a carcinogenic intermediate in the metabolism of ethanol, in blood and tissues of affected persons who drink alcoholic beverages.
In recurrent drinkers, this disorder has been associated with increased risks of digestive tract cancers and other serious health problems. In addition to these long-term serious health risks, elevated acetaldehyde levels lead to immediate and unpleasant symptoms including facial flushing, tachycardia (rapid heart rate), headache, nausea and dizziness.
Currently, 4-MP is the active pharmaceutical ingredient in an existing intravenous product for unrelated indications. The currently marketed 4-MP is administered as a treatment for ethylene glycol and methanol poisoning.
ConviviaTM in the treatment of ALDH2 deficiency
ConviviaTM is designed to potentially lower systemic acetaldehyde levels and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.
Phase IIa Clinical Trial for ConviviaTM
We received an IND exemption from the FDA for investigation of oral 4-MP for the potential treatment of ALDH2 deficiency in January 2008. In April, 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and results will be presented in the fourth quarter of 2008. We plan to seek corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.
PRECLINICAL DEVELOPMENT PROGRAMS
RAP Technology
We are developing what we believe is a promising novel drug-targeting platform, based on the proprietary use of a human protein called Receptor- Associated Protein (“RAP”) and the protein mesoderm development (“ Mesd”). We believe there may be a wide range of applications and conditions that our technology may be applied to, including cancer and neurodegenerative diseases. These applications are based on the assumption that our targeting molecules can be engineered to bind to a selective subset of receptors with restricted tissue distribution under particular conditions of administration. We believe these selective tissue distributions can be used to deliver drugs to the liver, as described below, or to other tissues, such as the brain. In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface. Mesd is being engineered for this latter application.
Preclinical HepTideTM Data
HepTideTM is the name for our proprietary RAP peptide that targets liver cells. In our preclinical studies in both a liver cancer model and a non-cancer bio-distribution model, conducted in the second calendar quarter of 2007, HepTideTM injected intravenously was taken up by a wide variety of tissues but predominately by the liver. In a liver cancer model, 4.5 times more intravenously administered HepTideTM was delivered to the liver versus the control, which did not include HepTideTM. In the non-cancer bio-distribution model, 7 times more HepTideTM was delivered to the liver versus the non- HepTideTM control and the amount of HepTideTM delivered to the liver represented about 52% of the total HepTideTM found in all of the tissues, while the next highest concentration of HepTideTM was the kidney at 26%.

The pharmacokinetic behavior of HepTideTM (i.e., the determination of the fate or disposition of HepTideTM once administered to a living organism) may be used to potentially reduce the unwanted side effects of attached drugs by reducing the amount of drug delivered to non-diseased tissues, while potentially increasing the amount of drug that is delivered to the diseased liver.
HepTideTM for delivery of therapeutics to the liver
HepTideTM for the Treatment of Hepatocellular Carcinoma (Primary Liver Cancer)
There are 10,000 to 15,000 patients diagnosed each year in the U.S. with hepatocellular carcinoma (“HCC”) or primary liver cancer, and over a million patients diagnosed every year worldwide. Because of the high mortality rate from primary liver cancer, HCC ranks 8th in incidence of all cancer deaths worldwide, each year. HCC is a particularly fast growing and deadly form of cancer with few treatment options. Life expectancy of a primary liver cancer patient is three to five months without a liver transplant or liver resection, which are considered the only effective therapies for HCC. Only 5 to 10% of patients with HCC, however, qualify for these procedures. Chemotherapeutic agents have been tested extensively for the treatment of HCC and a few, including doxorubicin, have shown some promise, but the systemic toxicities of these agents, especially the cardiac toxicity, have severely limited their usefulness at doses thought to be required to treat the liver cancer effectively. We believe that attaching anti-cancer agents like doxorubicin to HepTideTM may potentially be an effective way of increasing the targeting of the drug to the liver while reducing or possibly eliminating the dose-limiting side effect in other non-targeted tissues.
HepTideTM for the Treatment of Hepatitis C
It has been estimated that approximately 3% of the world’s population is chronically infected with hepatitis C, a blood-borne infectious disease caused by Hepatitis C virus, or HCV, which translates to nearly 200 million people infected worldwide. Due to the latency of HCV infection and slow disease progression, along with a lag in awareness of the disease, the number of patients with HCV is increasing and is expected to peak in the next 20 to 30 years. Over 50,000 people die of HCV infection every year. Up to 75% of chronically infected individuals carry the genotype I strain of HCV. The most effective current treatment for chronic HCV infection is Interferon with ribavirin, but nearly 60% of patients infected with genotype 1 do not show a sustained viral reduction with treatment, and the remaining 40% of such genotype 1 HCV cases are without any therapy. Clinicians would like to be able to use higher doses of ribavirin, but dose-limiting hemolytic anemia caused by ribavirin at high doses has prevented this. HepTideTM may be useful for potentially increasing the delivery of the amount of viral drugs like ribavirin to infected liver cells while reducing the amount of drug going to other cells and tissues, including erythrocytes.
2008 Plans for HepTideTM
We have initiated proof-of-principle preclinical studies utilizing HepTideTM to measure the enhanced distribution of antiviral drugs to the liver for the treatment of viral hepatitis. HepTideTM has shown hepatotrophic activity (i.e., having a specific effect on the liver or exerting a specific effect on it) by binding selectively to liver cells or to infected liver cells in preclinical studies. We are currently working with contract manufacturers to produce clinical-grade study material of HepTideTM conjugated to therapeutics to treat HCC and hepatitis C. We are evaluating conjugates between HepTideTM and a chemotherapeutic for testing in vitro and in appropriate preclinical models for the treatment of HCC. We are also evaluating conjugates between HepTideTM and an antiviral agent for testing in vitro and in appropriate preclinical models for the treatment of hepatitis C.

NeuroTransTM - RAP-based peptides for the delivery of protein therapeutics across the Blood-Brain Barrier (BBB)
NeuroTransTM is envisioned as a transporter to potentially selectively deliver neurotrophic factors to treat a wide variety of brain diseases. The clinical development of several very promising natural human neurotrophic factors for the potential treatment of neurodegenerative diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Huntington’s Disease has been slow because these proteins are not effectively delivered from the blood stream into the brain. An efficient means of delivering these potentially very potent protein drugs to the brain has not yet been found. This is because the brain is separated from the blood stream by the blood-brain barrier (“BBB”). The BBB prevents most compounds and proteins in the serum including most drugs from entering the brain. NeuroTransTM binds to dedicated transport receptors at the BBB, and, by doing so, may be able to deliver a therapeutic “cargo” into the brain. Using standard genetic engineering methods, NeuroTransTM can be fused to therapeutic neurotrophic proteins such as GDNF, BDNF, and Nerve Growth Factor (“NGF”), to create a single therapeutic entity, a fusion protein which may be transported across the BBB as normal receptor cargo, effectively delivering the therapeutic to brain cells.
To determine the direct interactions of RAP with the BBB, Dr. Weihong Pan, and her group at Louisiana State University in Baton Rouge used a murine blood-free brain perfusion system. This preliminary experiment shows that RAP injected into the blood redistributes into brain tissue quickly following administration. These results were repeated and verified at Stanford University, where the location of RAP and NeuroTransTM peptides derived from RAP within cells has been studied.
2008 Plans for NeuroTransTM
We have been working with Dr. William Mobley, professor and Chairman of the Department of Neurology and Neurological Sciences, as well as the Director of the Center for Research and Treatment of Down Syndrome at Stanford University, and his lab at Stanford University to study the brain transport behavior of NeuroTrans™ candidates.
In the first year of our collaboration, a number of RAP-based peptide transport candidates were tested for their ability to bind to receptors that are thought to reside on the cells that line the blood-brain barrier. From these experiments, a lead candidate peptide was selected. In the second year of our collaboration, we completed preclinical evaluations which we believe support that NeuroTrans™ conjugates injected into the blood stream have the ability to seek out, bind to, and rapidly enter the cells that line the blood-brain barrier. These experiments support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier.
In the next phase of the NeuroTrans™ program, we plan to work with a contract research organization (“CRO”) that has available sophisticated scanning electron microscopy imaging capabilities that could enable us to carry out experiments to determine whether the NeuroTrans™ peptide is able to enter the brain tissue through the process of transcytosis. Using this imaging technology we plan to assess the time frame of transport, the extent or amount of NeuroTrans™ transported, and the bio-distribution of NeuroTrans™ within various brain compartments. If these experiments are positive, we plan to proceed to the next step of testing the potential of NeuroTrans™ peptides to deliver NGF across the blood-brain barrier and investigate the effects of NGF conjugates on the brain in preclinical models.
WntTideTM for the Treatment of Breast Cancer
In November 2006, we licensed the use of Mesd from Washington University in St. Louis for the treatment of cancer and bone density disorders. In June 2007, our preclinical study demonstrated that both Mesd and WntTide™ accelerated bone loss in a model of osteoporosis, suggesting inhibition of a key cellular signaling pathway was taking place. These findings indicate that WntTide™ may treat diseases known to be caused by an over-activation of the Wnt pathway, including certain forms of breast cancer. We plan to further test WntTide™ in preclinical studies of relevant cancers to assess the value of WntTide™ as an anti-tumor agent.

Company History
Corporate Structure
We were incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp. On June 9, 2006, we merged with our wholly-owned subsidiary, Raptor Pharmaceuticals Corp. incorporated on May 5, 2006 in Delaware. As a result, we were reincorporated from the State of Nevada to the State of Delaware and changed our name to Raptor Pharmaceuticals Corp. We are a publicly traded company quoted on the Over -the-Counter-Bulletin Board under the ticker RPTP (Yahoo Finance RPTP.OB).
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
Financing History
Initial Investors
On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc., we issued 8,000,000 shares of common stock to the Raptor Pharmaceutical Inc. stockholders including 3,000,000 shares of our common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., our Chief Executive Officer and Chief Scientific Officer, respectively, 1,000,000 shares of our common stock to Erich Sager, a member of our Board of Directors and 1,000,000 shares of common stock to an unrelated third party. These initial stockholders of Raptor Pharmaceutical Inc. purchased common stock of Raptor Pharmaceutical Inc. when it was a privately held company for the following amounts of proceeds: Dr. Starr $5,000; Dr. Zankel $5,000; Mr. Sager $100,000 and the unrelated third party $200,000.
$5 Million Financing and Reverse Merger
Pursuant to an agreement dated March 8, 2006, with Highland Clan Creations Corp. (“HCCC”), on May 25, 2006, we closed a $5 million financing concurrent with a reverse merger. As part of that agreement, HCCC loaned us $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing. Also, the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 800,000 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 8,333,333 units at $0.60 per unit. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for one share of our common stock at $0.60 per share. The warrants were exercisable for 18 months and expired on November 25, 2007. Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. Prior to the warrants expiring, we received $3,895,000 in gross proceeds from the exercise of warrants in exchange for 6,491,667 shares of our common stock.
12.5 million shares of our common stock that were held by the original stockholders of HCCC prior to the reverse merger are reflected in our common stock outstanding. Prior to the reverse merger, certain previous stockholders of HCCC agreed to retire 26,805,000 shares of our common stock.
In connection with this financing, we granted registration rights to the investors in this financing, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the common stock and all shares of common stock issuable upon the exercise of the warrants sold in this financing. The registration statement was filed on a Form SB-2 in June 2006 and became effective as of July 10, 2006. In July 2008, we filed a registration statement covering our 2008 private placement described below that amended, on a post-effective basis, the July 2006 Form SB-2. In August 2008, such registration statement was declared effective by the SEC.

Issuance of Common Stock Pursuant to Stock Option Exercises
Since inception, we received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of our common stock.
2008 Private Placement
During May and June 2008, we closed a private placement of 20,000,000 units of our securities, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a unit purchase price of $0.50 per unit. The warrants, exercisable for two years from closing, entitle the investors to purchase up to an aggregate of 10,000,000 shares of our common stock at an exercise price of $0.75 per share during the first year and $0.90 per share during the second year.
In connection with this private placement, we issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of common stock issued and issuable under the warrants issued to investors as part of the financing as well as a cash fee based upon the proceeds of the sale of the units of the private placement. We issued to placement agents warrants to purchase in the aggregate 2,100,000 shares of our common stock at an exercise price of $0.55 per share for a five year term and we paid to placement agents cash fees totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 1,882,650 shares of our common stock and was paid cash commissions of $627,550. One of our Board members serves on the board of directors of Limetree Capital.
In connection with this financing, we granted registration rights to the investors in this financing, pursuant to which we agreed to file a registration statement with the SEC covering the resale of the common stock and all shares of common stock issuable upon the exercise of the warrants no later than 60 days following the initial closing of such financing. Such registration statement was filed on July 18, 2008, within the 60-day deadline and such registration statement was declared effective by the SEC on August 7, 2008.
PROPRIETARY RIGHTS
We purchased from BioMarin Pharmaceutical Inc. (“BioMarin”) the intellectual property owned by BioMarin for the research and development of the RAP technologies, including three pending patent applications and two provisional patent applications in review in the U.S., and countries in Europe and Asia and two trademarks for NeuroTransTM . We also entered into an exclusive worldwide license agreement with Washington University for our Mesd program for the treatment of cancer and bone diseases. We have also protected our intellectual property through the filing of our own patent applications covering our 4-MP program as well as a new family of RAP peptides. In October 2007 we acquired intellectual property assets from Convivia, Inc., a privately held pharmaceutical company, including four filed patents for 4-MP as a potential treatment for ALDH2 deficiency. Since the acquisition of Convivia, Inc. assets, we filed a provisional patent for trans-dermal formulation of 4-MP. In December 2007, we acquired an exclusive worldwide license agreement to pending patent applications from UCSD relating to our DR Cysteamine program, through our acquisition by merger of Encode Pharmaceuticals, Inc., a privately held pharmaceutical company. In March 2008, we amended our license with UCSD to add exclusive worldwide rights to develop DR Cysteamine for the potential treatment of NASH.
REGULATORY EXCLUSIVITIES
Orphan Drug Designation
We have been granted access to an Orphan Drug Designation from the FDA for use of DR Cysteamine to potentially treat Cystinosis and Batten Disease and the use of DR Cysteamine and Cysteamine to potentially treat Huntington’s Disease. The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as meaning diseases for which fewer than 200,000 persons in the U.S. would be likely to receive the treatment. A drug that receives orphan drug status is entitled to up to seven years of exclusive marketing in the U.S. for that indication. Equivalent European regulations would give us ten years of marketing exclusivity for that indication in Europe. DR Cysteamine has already been granted Orphan Drug Designation by the FDA and we plan to submit an orphan drug application in Europe. We cannot be sure that we will be granted orphan drug status or that it would prove advantageous. In addition, the testing and approval process will likely require a significant commitment of time, effort, and expense on our part. If we fail to obtain or maintain orphan drug exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions and our results of operations and revenues will be affected.

FACILITIES
Our primary offices are located at 9 Commercial Blvd., Suite 200, Novato, CA 94949. Our phone number is (415) 382-8111 and our facsimile number is (415) 382-1368. Our website is located at www.raptorpharma.com.
COMPETITION
Primary Liver Cancer
Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the widely preserved unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently over 140 ongoing clinical trials actively recruiting patients with HCC listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. One drug that was approved in 2007 for treatment of inoperable HCC is currently the standard-of-care for this disease due to its claims of enhancing overall survival time. This enhancement has been determined to be even smaller within the Asian population of inoperable HCC patients. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.
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
The significant number of interferon non-responders has created a need for second generation therapies and a large number of pharmaceutical companies have active therapeutic programs to meet the requirements of this large and growing market. There are currently 28 compounds in clinical development for the treatment of chronic HCV infection. A large number of these clinical compounds are small molecule antivirals being developed by pharmaceutical companies including Novartis, Kemin, Vertex and Migenix. In addition, over a dozen non-interferon immunomodulators are currently under clinical development by companies including SciClone, Schering-Plough, Chiron and Innogenetics. These compounds are designed to attack different parts of the Hepatitis C virus and its ability to replicate or enhance the body’s immune system to better recognize and destroy the virus. Most clinicians now believe that eventually these and future drugs will be used in combination to treat chronic HCV.
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
The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. The current method of delivery by this route, however, is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient. Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, Axonyx, AramGen Technology, to-BBB, Xenoport Inc., Bioasis, Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.
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

Cystinosis
The only pharmaceutical product currently approved by FDA and EMEA to treat cystinosis is Cystagon® (rapid release cysteamine bitartrate capsules), marketed by Mylan Pharmaceuticals. Cystagon® was approved by FDA in 1994 and is the standard of care for cystinosis treatment. We expect that our improved DR Cysteamine formulation, if it receives marketing approval, will capture much of the Cystagon® market share because of our potential reduced dose frequency and improved tolerability. However, Cystagon® will remain a well-established competitive product which may retain many patients, especially those for whom the dose schedule and side effects do not pose significant problems.
We are not aware of any pharmaceutical company with an active program to develop an alternative therapy for cystinosis. (There are companies developing and/or marketing products to treat symptoms and conditions related to, or resulting from cystinosis, but none developing products to treat the underlying metabolic disorder.) Academic researchers in the US and Europe are pursuing potential treatments for cystinosis through gene therapy and stem cell therapy, as well as pro-drug approaches as alternatives to cysteamine bitartrate for cystinosis treatment. The development timeline for these approaches is many years.
Huntington’s Disease (“HD”)
There are no currently available treatment alternatives for HD, although there are products available such as Haldol, Klonopin and Xenazine to treat uncontrollable movements and mood swings that result from the disease. There are a number of pharmaceutical companies pursuing potential cures and treatments for HD, as well as numerous academic- and foundation-sponsored research efforts.
Companies with HD product candidates in development include Medivation, Inc., which recently announced positive results from a phase 2 study of the investigational drug Dimebon in HD patients; Amarin recently completed a phase III clinical study with its Miraxion product and has been required by the FDA to complete an additional phase III clinical study with respect thereto prior to filing for marketing approval; and Eli Lilly & Co., whose Atomoxetine product (FDA approved for treatment of attention deficit hyperactivity disorder, or ADHD), is in an ongoing phase II study for treatment of symptoms from HD. Additionally, nutritional supplements including creatinine and coenzyme Q10 have been investigated as potential treatments for HD. The Huntington Study Group sponsors numerous studies of potential therapies for HD, including coenzyme Q10 and the antibiotic minocycline.
NASH
There are no currently available treatment options for NASH. Weight loss, healthy diet, abstinence from alcohol and increased physical activity are typically suggested to slow the onset of NASH. There are numerous therapies being studied for NASH, including anti-oxidants (Vitamin E, betaine, Moexipril from Univasc), insulin sensitizing agents (Actos® from Takeda Pharmaceuticals for type 2 diabetes, in an ongoing phase III study for NASH sponsored by University of Texas) and drugs to improve blood flow (Trental® from Aventis for treatment of intermittent claudication, which failed to meet endpoints in a phaseII study for NASH). Other products being studied for NASH include Byetta from Amylin, in an ongoing phase II/III study for NASH; and siliphos, or milk thistle, in a UCSD phase II study for NASH.
Batten Disease
There are no currently available treatment options for Batten Disease. Gene therapy and stem cell therapy approaches are being investigated at academic medical centers (Weill Medical College, University of Minnesota) and a private company, Stem Cells, Inc. These potential therapies are all in early stages of development.
Because, among other things, nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval, and pharmaceutical product manufacturing and marketing than we do, there can be no assurances that we will be successful in competing in the areas discussed above. See the section under “Risk Factors” titled, “If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

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
In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any drug product candidates developed by us, our ability to receive product revenues, and our liquidity and capital resources.
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
Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials might not successfully demonstrate the safety and efficacy of any product candidates or result in marketable products.
In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the U.S., the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.
The steps required by the FDA before new drug products may be marketed in the U.S. include:
•	completion of preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an IND, which must become effective before clinical trials may commence;

•	adequate and well-controlled Phase I, Phase II and Phase III clinical trials to establish and confirm the safety and efficacy of a drug candidate ;

•	submission to the FDA of a New Drug Application (an “NDA”) for the drug candidate; and

•	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s current good manufacturing practices (“cGMP”) regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.
Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to Good Clinical Practice (“GCP”) standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.
The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. Even after initial FDA approval has been obtained, further studies, including post-market studies, might be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-market reporting and might require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs might limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement might be required to be submitted to the FDA.
The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us.
Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.
Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals would be obtained.

In most cases, if the FDA has not approved a drug product candidate for sale in the U.S., the drug product candidate may be exported for sale outside of the U.S. only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. Specific FDA regulations govern this process.
In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state, and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. The impact of such regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.
Legal Proceedings
We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.
Research and Development
We are a research and development company and we plan to focus our efforts in the discovery, research, preclinical and clinical development of our RAP based platforms, complementary technologies and clinical drug candidates to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders and neurodegenerative diseases, genetic disorders and cancer. During the period from September 8, 2005 (inception) to August 31, 2008, we incurred approximately $8.3 million in research and development costs. Since we are a development stage company, we currently do not maintain principal raw materials suppliers or sales customers. Please see the Plan of Operation section beginning on page 35 for our planned research and development activities in the next twelve months.
Compliance with Environmental Laws
We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will be approximately $5,000.
Employees
We presently have eight full time employees, including four executives, two scientists and one program director in our research and development department and one senior manager in our finance department. We also have one part-time research intern in our research and development department. Based on our current plan, over the next 12 month period, we anticipate hiring a medical director, regulatory director and a research associate. We also plan to supplement our human resources needs through consultants and contractors as needed.

ITEM 1A: RISK FACTORS
An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section before making a decision to invest in our common stock, together with all of the other information contained in this Annual Report. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.
Risks Related To Our Business
If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.
Our consolidated financial statements as of August 31, 2008 have been prepared assuming that we will continue as a going concern. As of August 31, 2008, we had an accumulated deficit of approximately $12.7 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.
We believe that our cash and cash equivalents balances as of August 31, 2008 of approximately $7.6 million will be sufficient to meet our obligations into the second calendar quarter of 2009. These estimates are based on assumptions that may prove to be wrong. We anticipate that we will need to raise funds in the future for the continued development of our drug development programs. We will need to sell equity or debt securities to raise additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.
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
We are an early development stage company and have not generated any revenues to date and have a limited operating history. Many of our drug product candidates are in the concept stage and have not undergone significant testing in preclinical studies or any testing in clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in preclinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies. We will need to achieve at least one of our major clinical objectives, as outlined under “Plan of Operation” below, in the next 12 months or our ability to continue as a going concern could be adversely impacted by limiting our ability to raise additional capital when needed.
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
We have acquired and licensed certain proprietary technologies, discussed in the following risk factors, and plan to further license and acquire various patents and proprietary technologies owned by third parties. These agreements are critical to our product development programs. These agreements may be terminated, and all rights to the technologies and product candidates will be lost, if we fail to perform our obligations under these agreements and licenses in accordance with their terms including, but not limited to, our ability to make all payments due under such agreements. Our inability to continue to maintain these technologies could materially adversely affect our business, prospects, financial condition, and operating results. In addition, our business strategy depends on the successful development of these licensed and acquired technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, market and sell our product candidates, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.
If the purchase or licensing agreements we entered into are terminated, we will lose the right to use or exploit our owned and licensed technologies, in which case we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.
We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology, a licensing agreement with Washington University for Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University, UCSD the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.
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
Our product development programs will require substantial additional future funding which could impact our operational and financial condition.
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

Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application (“IND”) and new drug application (“NDA”) with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From first clinical trial through product approval can take at least eight years, on average in the U.S.
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
As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Union (“EU”) orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a 10-year period of market exclusivity.
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
Even though we have obtained orphan drug designation for DR Cysteamine for the potential treatment of nephropathic cystinosis and the potential treatment of Huntington’s Disease, and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.
The fast-track designation for our drug product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these product development programs.
Although we have received Orphan Drug Designations from the FDA as described above, our drug product candidates may not receive an FDA fast-track designation or priority review. Without fast-track designation, submitting an NDA and getting through the regulatory process to gain marketing approval is a lengthy process. Under fast-track designation, the FDA may initiate review of sections of a fast-track drug’s NDA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. Under the FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. The fast-track designation for our drug product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these product development programs.
Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.
Our clinical development of DR Cysteamine targets diseases with small patient populations, including nephropathic cystinosis, Huntington’s Disease and Batten Disease. If we are successful in developing DR Cysteamine and receive regulatory approval to market DR Cysteamine for a disease with a small patient population, the per-patient prices at which we could sell DR Cysteamine for these indications are likely to be relatively high in order for us to recover our development costs and achieve profitability. We believe that we will need to market DR Cysteamine for these indications worldwide to achieve significant market penetration of this product.

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
Any of these conditions may preclude the use of RAP or RAP fusion compounds from potentially treating the brain.

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
The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $3 million clinical product liability insurance policy, it may not be sufficient to cover future claims. We currently do not have any clinical or product liability claims or threats of claims filed against us.
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

•
In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be certain that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our drug product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on its technology, we would face a number of issues, including the following:

•	Defending a lawsuit takes significant time and can be very expensive.

•	If the court decides that our drug product candidate infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.

•
The court may prohibit us from selling or licensing the drug product candidate unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

•	Redesigning our drug product candidates so it does not infringe may not be possible or could require substantial funds and time.
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

The current disruptions in the financial markets could affect our ability to obtain debt financing on favorable terms (or at all).
The U.S. credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and, even if available, have caused the cost of prospective debt financings to increase. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our ability to raise other types of financing.
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
Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.” and “Contractual Obligations with Former Encode Securityholders” below, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.2 million shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.
In May and June 2008, pursuant to a securities purchase agreement for a private placement of units, we issued 20 million shares of our common stock and two-year warrants to purchase up to, in the aggregate, 10 million shares of our common stock as well as five-year warrants to purchase up to, in the aggregate, 2.1 million shares of our common stock to placement agents in such private placement. Pursuant to such securities purchase agreement, we prepared and filed with the SEC a registration statement covering the common stock and common stock underlying warrants sold in such private placement as well as common stock underlying warrants issued to placement agents. The issuance of 20 million shares of our common stock has resulted in, and future issuances of common stock underlying warrants will result in, significant dilution to our stockholders.
In connection with other collaborations, joint ventures or license agreements that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.
There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.
There is currently no active trading market for our common stock and such a market may not develop or be sustained. Shares of our common stock are eligible for quotation on the Financial Industry Regulatory Authority (“FINRA”) Over-the-Counter Bulletin Board (“OTC Bulletin Board”) but there has been very limited trading of our common stock. We cannot provide our investors with any assurance that a public market will materialize.
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
Because we do not intend to pay any cash dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.
We have not declared or paid any cash dividends on our common stock since our inception, and we do not anticipate paying any such cash dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.
Our common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and institutional accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
In addition to the “penny stock” rules promulgated by the SEC, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.
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
We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. Also, the Company plans to implement a stockholder rights agreement (or poison pill) within the next sixty days. Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock which is currently authorized but not issued or outstanding and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third- party to acquire a majority of our outstanding voting stock. Our charter contains provisions that may enable our management to resist an unwelcome takeover attempt by a third party, including: a prohibition on actions by written consent of our stockholders; the fact that stockholder meetings must be called by our Board of Directors; and provisions requiring stockholders to provide advance notice of proposals. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.
New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Annual Report to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.
You are advised to read carefully the section titled “Risk Factors” beginning on page 19 of this Annual Report.

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
Effective April 1, 2006, we entered into a three year lease for 2,892 square feet of combined laboratory and office space with an additional three year option. Our original monthly base rent was $5,206. Effective April 1, 2007, we leased an additional 3,210 square feet in order to expand our office space and our base rent increased to $9,764 per month. In June 2008, our rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, we executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). The facility is located in an industrial park at 9 Commercial Blvd, Suite 200, Novato, California 94949. We also store cell line back ups at an off site cell bank, a commercial facility specifically licensed for such purpose. Our current facility is expected to be adequate for the foreseeable future.
ITEM 3: LEGAL PROCEEDINGS
We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Part II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the FINRA OTCBB under the symbol “RPTP”. Prior to June 8, 2006, our common stock had not traded in the public market. The following table sets forth the quarterly high and low trading prices for our common stock for the period from June 8, 2006 through our quarter ended August 31, 2008, as reported by the OTCBB, which reflects inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2006 Fiscal Period:
June 8, 2006 - August 31, 2006	$0.85	$0.50

2007 Fiscal Quarters:
September 1, 2006 - November 30, 2006	$0.61	$0.46
December 1, 2006 - February 28, 2007	$0.75	$0.54
March 1, 2007 - May 31, 2007	$1.29	$0.58
June 1, 2007 - August 31, 2007	$0.76	$0.41

2008 Fiscal Quarters:
September 1, 2007 - November 30, 2007	$0.66	$0.47
December 1, 2007 - February 29, 2008	$0.62	$0.38
March 1, 2008 - May 31, 2008	$0.67	$0.47
June 1, 2008 - August 31, 2008	$0.58	$0.38
On October 14, 2008, the last reported sale price on the OTCBB for our common stock was $0.21 per share. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. There is no public trading market for our warrants.
Holders of Record
As of October 14, 2008, there were 51 holders of record of 60,330,047 outstanding shares of our common stock, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 1,000 as of such date. Additionally, on such date, options, held by twenty-two persons to acquire up to, in the aggregate, 3,968,227 shares, and warrants held by fifteen persons to acquire up to, in the aggregate, 13,258,276 shares, of our common stock, were outstanding.
Dividends
We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future cash dividends will be subject to the discretion of our Board of Directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to pay future cash dividends may be restricted by the terms of any future financing.
Purchase of Equity Securities and Affiliated Purchasers
We have not repurchased any shares of our common stock since inception.

ITEM 6: SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial and operating information for, and as of the end of, each of the periods indicated and should be read in conjunction with sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business” and our consolidated financial statements and the corresponding notes to those consolidated financial statements included elsewhere in this Annual Report. The following tables set forth our consolidated balance sheet data as of August 31, 2008 and 2007, and our consolidated statements of operations data for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008 which were audited by Burr, Pilger & Mayer, LLP, an independent registered public accounting firm.

			For the period
			from
			September 8,
			2005
			(inception) to
	For the year ended	For the year ended	August 31,
	August 31, 2008	August 31, 2007	2008
Revenues:	$—	$—	$—

Operating expenses:

General and administrative	2,229,140	1,529,028	4,268,247

Research and development	5,558,871	2,246,057	8,304,166
In-process research and development	240,625	—	240,625

Total operating expenses	8,028,636	3,775,085	12,813,038

Loss from operations	(8,028,636)	(3,775,085)	(12,813,038)

Interest income	77,871	143,760	265,159
Interest expense	(103,198)	(751)	(107,410)

Net loss	$(8,053,963)	$(3,632,076)	$(12,655,289)

Net loss per share:
Basic and diluted	$(0.19)	$(0.12)

Weighted average shares outstanding used to compute:
Basic and diluted	42,439,379	31,497,782

	August 31,
	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$7,546,912	$2,627,072
Working capital	6,659,225	2,493,651
Total assets	10,620,770	3,290,925
Long-term portion of capital lease obligations	—	2,302
Total liabilities	1,003,280	332,816
Total stockholders’ equity	9,617,490	2,958,109

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our consolidated financial statements as of August 31, 2008, and the notes to such consolidated financial statements included elsewhere in this Annual Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report, particularly under the heading “Risk Factors.”
Plan of Operation and Overview
We believe that we are building a balanced pipeline of drug candidates that may expand the reach and benefit of existing therapeutics. Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.
Our current pipeline includes five clinical development programs and three preclinical programs that are based upon our proprietary drug-targeting platforms.
Clinical Development Programs
Our five clinical development programs are based on existing therapeutics that we are reformulating for potential improvement and application in different disease indications.
These clinical development programs include the following.
•
DR Cysteamine for the potential treatment of: nephropathic cystinosis (“cystinosis”), a rare genetic disorder; non-alcoholic steatohepatitis (“NASH”), a metabolic disorder of the liver; Huntington’s Disease (“HD”), an inherited neurodegenerative disease; and Batten Disease, an inherited neurological disorder; and

•	Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase or ALDH2 Deficiency, an inherited metabolic disorder.
Preclinical Programs
Our preclinical platforms consist of investigational targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer:
Our receptor-associated protein (“RAP”) platform consists of: HepTide™ for the potential treatment of primary liver cancer and hepatitis C; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier.
Our mesoderm development protein (“Mesd”) platform consists of WntTide™ for the potential treatment of breast cancer.
Future Activities
Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine product candidate, our ConviviaTM product candidate, our RAP-based platform, our Mesd-based peptides, and future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. There can be no assurances that our research and development activities will be successful. We will need to achieve at least one of our major clinical objectives in the next 12 months or our ability to continue as a going concern may be adversely impacted due to the potential inability for us to raise additional capital when needed.

Preclinical Development Programs
We are developing drug-targeting platforms based on the proprietary use of the human protein called receptor-associated protein, or RAP, and the mesoderm development protein, or Mesd. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others.
These applications are based on the assumption that our targeting molecules can be engineered to bind to a selective subset of receptors with restricted tissue distribution under particular conditions of administration. We believe these selective tissue distributions can be used to deliver drugs to the liver or to other tissues, such as the brain.
In addition to selectively transporting drugs to specific tissues, selective receptor binding constitutes a means by which receptor function might be specifically controlled, either through modulating its binding capacity or its prevalence on the cell surface. Mesd is being engineered for this latter application.
Development of HepTideTM for Hepatocellular Carcinoma (“HCC”) and Hepatitis C
Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics.
In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM, our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, at the National Research Council in Winnipeg, Manitoba, Canada showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs.
HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTideTM has shown to bind to lipoprotein receptor-related protein (“LRP1”) receptors on hepatocytes. The pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.
There are additional factors that favor the suitability of RAP as an HCC targeting agent:
•	RAP is captured by hepatocytes with efficiency, primarily on first-pass.
•	Late-stage HCC is perfused exclusively by the hepatic artery, while the majority of the liver is primarily perfused through the portal vein.
Our studies have shown that the RAP receptor, LRP1, is well-expressed on human HCC and under-expressed on non-cancerous, but otherwise diseased, hepatocytes. Also, high levels of LRP1 expression are maintained on metastasized HCC. These factors will favor delivery of RAP peptide-conjugated anti-tumor agents to tumor cells, whether in the liver or at metastasized sites.
We are evaluating conjugates between HepTideTM and a chemotherapeutic for testing in vitro and in appropriate preclinical models for the treatment of HCC.
We are also evaluating conjugates between HepTideTM and an antiviral agent for testing in vitro and in appropriate preclinical models for the treatment of hepatitis C.
Development of NeuroTransTM to Treat Brain Diseases
Nearly 1,000 known genetic and neurodegenerative diseases affect the brain. Drugs often have difficulty reaching these disease-affected areas because the brain has evolved a protective barrier, commonly referred to as the blood-brain barrier.

Part of the solution to the medical problem of neurodegenerative diseases is the creation of effective brain targeting and delivery technologies. One of the most obvious ways of delivering therapeutics to the brain is via the brain’s extensive vascular network. Treating these diseases by delivering therapeutics into the brain in a minimally invasive way, including through a natural receptor mediated transport mechanism called transcytosis, is a vision shared by many researchers and clinicians in the neuroscience and neuromedical fields.
NeuroTrans™ is our proprietary RAP-based technology program to research the delivery of therapeutics across the blood-brain barrier. We believe our NeuroTrans™ platform may provide therapies that will be safer, less intrusive and more effective than current approaches in treating a wide variety of brain disorders.
In preclinical studies, NeuroTrans™ has been conjugated to a variety of protein drugs, including enzymes and growth factors, without interfering with the function of either fusion partner. Studies indicate that radio-labeled NeuroTrans™ is transcytosed across the blood-brain barrier and, that fusions between NeuroTrans™ and therapeutic proteins can be manufactured easily and economically.
A class of potential therapeutic proteins called neurotrophic factors has demonstrated its potential in treating neurodegenerative diseases. They have not as yet been developed commercially, in large part, because of the lack of an effective way to cross the blood-brain barrier. Initially, using our NeuroTrans™ peptides we will focus resources on studying the delivery of neurotrophic factors such as nerve growth factor (“NGF”), glial-cell derived neurotrophic factor (“GDNF”), and brain-derived neurotrophic factor (“BDNF”) to the brain for the potential treatment of neurodegenerative diseases.
We have been working with Dr. William Mobley, professor and Chairman of the Department of Neurology and Neurological Sciences, as well as the Director of the Center for Research and Treatment of Down Syndrome at Stanford University, and his lab at Stanford University to study the brain transport behavior of NeuroTrans™ candidates.
In the first year of our collaboration, a number of RAP-based peptide transport candidates were tested for their ability to bind to receptors that are thought to reside on the cells that line the blood-brain barrier. From these experiments, a lead candidate peptide was selected. In the second year of our collaboration, we completed preclinical evaluations which we believe support that NeuroTrans™ conjugates injected into the blood stream have the ability to seek out, bind to, and rapidly enter the cells that line the blood-brain barrier. These experiments support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier.
In the next phase of the NeuroTrans™ program, we plan to work with a contract research organization (“CRO”) that has available sophisticated scanning electron microscopy imaging capabilities that could enable us to carry out experiments to determine whether the NeuroTrans™ peptide is able to enter the brain tissue through the process of transcytosis. Using this imaging technology we plan to assess the time frame of transport, the extent or amount of NeuroTrans™ transported, and the bio-distribution of NeuroTrans™ within various brain compartments. If these experiments are positive, we plan to proceed to the next step of testing the potential of NeuroTrans™ peptides to deliver NGF across the blood-brain barrier and investigate the effects of NGF conjugates on the brain in preclinical models.
Development of WntTideTM for the Treatment of Cancer
Mesoderm development protein (“Mesd”) is a chaperone protein necessary for the proper folding of LRP5 and LRP6, two receptor proteins that have been shown to have the following effects:
•	LRP5 is a protein involved in the regulation of bone mass.

•
Wnt-signaling through LRP 6 has been shown to make breast cancer cells more aggressive. Studies by Dr. Guojun Bu, our scientific advisor and professor of Pediatrics, Cell Biology and Physiology at Washington University in St. Louis, have shown that extracellular Mesd or an Mesd-based peptide inhibit signaling through LRP5.

WntTide™ is our proprietary, Mesd-based peptide that we are developing as a potential therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6.

In November 2006, we licensed the use of Mesd from Washington University in St. Louis for the treatment of cancer and bone density disorders. In June 2007, our preclinical study demonstrated that both Mesd and WntTide™ accelerated bone loss in a model of osteoporosis, suggesting inhibition of a key cellular signaling pathway was taking place. These findings indicate that WntTide™ may treat diseases known to be caused by an over-activation of the Wnt pathway, including certain forms of breast cancer. We plan to further test WntTide™ in preclinical studies of relevant cancers to assess the value of WntTide™ as an anti-tumor agent.
Clinical Development Programs
We also develop clinical-stage drug product candidates which are: internally discovered therapeutic candidates based on our novel drug delivery platforms and in-licensed or purchased clinical-stage products which may be new chemical entities in mid-to-late stage clinical development, currently approved drugs with potential efficacy in additional indications, and treatments that we could repurpose or reformulate as potentially more effective or convenient treatments for a drug’s currently approved indications.
Development of DR Cysteamine for the Treatment of Nephropathic Cystinosis and Other Diseases
Our DR Cysteamine product candidate is a delayed-release, oral formulation of cysteamine bitartrate. We are investigating DR Cysteamine for the potential treatment of: nephropathic cystinosis (“cystinosis”), a rare genetic disorder; non-alcoholic steatohepatitis (“NASH”), a metabolic disorder of the liver; Huntington’s Disease (“HD”), an inherited neurodegenerative disease; and Batten Disease, an inherited neurological disorder.
Immediate release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and EMEA approved drug to treat cystinosis. Immediate release cysteamine is effective at preventing or delaying kidney transplants in cystinosis patients. Our DR Cysteamine for the potential treatment of cystinosis is designed to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.
We have received orphan drug designation for: DR Cysteamine for the potential treatment of cystinosis in 2007; DR Cysteamine for the potential treatment of Batten Disease in 2008; and cysteamine for the potential treatment of Huntington’s Disease in 2008.
In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the potential treatment of NASH in juvenile patients. We plan to initiate a pivotal clinical trial of DR Cysteamine in cystinosis patients in collaboration with UCSD in 2009. We also plan to support a clinical trial investigating DR Cysteamine in HD patients in collaboration with a French institution in 2009 and plan to study DR Cysteamine in Batten Disease within the next 18 months
Development of ConviviaTM for Liver Aldehyde Dehydrogenase (“ALDH2”) Deficiency
Convivia™ is our proprietary oral formulation of 4-methylpyrazole (“4-MP”) intended for the treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. ConviviaTM is designed to lower systemic acetaldehyde levels and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.
We received an IND exemption from the FDA for investigation of oral 4-MP for the potential treatment of ALDH2 deficiency in January 2008. In April, 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and results will be presented in the fourth quarter of 2008. Within the next 12 months, we plan to seek corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.

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
We also intend to continue our efforts to in-license or acquire clinical stage products and preclinical drugs or drug technologies. These products may be in later stage clinical development or already approved and on the market. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.
Recent Developments
Purchase of ConviviaTM
In October 2007, we purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of our common stock, an additional 200,000 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, we issued to Mr. Daley 100,000 shares of our common stock pursuant to our Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and a $10,000 cash bonus pursuant to his employment agreement for reaching his six-month employment anniversary. In October 2008, we issued to Mr. Daley 100,000 shares of our common stock and a $30,000 cash bonus as a result of fulfilling a clinical milestone.

Purchase of DR Cysteamine
In December 2007, through a merger between Encode Pharmaceuticals, Inc. (“Encode”) and our wholly owned subsidiary, Bennu, we purchased certain assets, including the clinical development rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, we issued 3,444,297 shares of our common stock to the stockholders of Encode (“Encode Stockholders”), options (“Company Options”) to purchase up to, in the aggregate, 357,427 shares of our common stock to the optionholders of Encode (“Encode Optionholders”), and warrants (“Company Warrants”) to purchase up to, in the aggregate, 1,098,276 shares of our common stock to the warrantholders of Encode (“Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such agreement. Such common stock, Company Options to purchase our common stock, and Company Warrants to purchase our common stock combine for an aggregate amount of 4.9 million shares of our common stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of our common stock, Company Options and Company Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.
As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, prior to the merger with Bennu, Encode paid an initial license fee and we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2008 by spending approximately $900,000 on such programs) pursuant to the License Agreement. To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.
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
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.
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
Research and Development
We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, lab supplies, preclinical studies, clinical trials, regulatory and clinical consultants, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory and allocated executive, human resources and facilities expenses.
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
Stock-Based Compensation
In May 2006, our stockholders approved the 2006 Equity Compensation Plan (the “Plan”). The Plan’s term is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over four years as follows: 6/48ths on the six month anniversary of the date of grant; and 1/48th per month thereafter.
Effective September 1, 2006, our stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123(R)”), Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).
For the three months ended August 31, 2008, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2.5%; 8 year expected life; 128% volatility; 10% turnover rate; and 0% dividend rate.
We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for one, two and five years; the expected life was based upon our assessment of the ten-year term of the stock options issues along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on the over the counter bulletin board; the turnover rate was based on our assessment of the size of our company and the minimum potential for employee turnover at the current development-stage of our company; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.
If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our consolidated financial statements for further discussion of our accounting for stock based compensation.
We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. We have elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FSP FAS 123(R)-3.
Liquidity and Capital Resources.
Capital Resource Requirements
As of August 31, 2008, we had approximately $7.6 million in cash, approximately $1 million in current liabilities and approximately $6.7 million of net working capital. Our forecasted average monthly cash expenditures for the next twelve months are approximately $830,000.
We believe that our cash and cash equivalents balances as of August 31, 2008, will be sufficient to meet our obligations into the second calendar quarter of 2009.
During May and June 2008, we closed a private placement of 20,000,000 units of our securities, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a unit purchase price of $0.50 per unit. The warrants, exercisable for two years from closing, entitle the investors to purchase up to an aggregate of 10,000,000 shares of our common stock at an exercise price of $0.75 per share during the first year and $0.90 per share during the second year.

In connection with this private placement, we issued warrants and paid cash fees to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of common stock issued and issuable under the warrants issued to investors as part of the financing as well as a cash fee based upon the proceeds of the sale of the units of the private placement. In connection therewith, we issued to placement agents warrants to purchase up to, in the aggregate 2,100,000 shares of our common stock at an exercise price of $0.55 per share for a five year term and we paid to placement agents cash fees totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase up to, in the aggregate, 1,882,650 shares of our common stock and was paid cash commissions of $627,550. One of our Board members serves on the board of directors of Limetree Capital.
In connection with this financing, we granted registration rights to the investors in this financing, pursuant to which we agreed to file a registration statement with the SEC covering the resale of the common stock and all shares of common stock issuable upon the exercise of the warrants, no later than 60 days following the initial closing of such financing. Such registration statement was filed on July 18, 2008, within the 60-day deadline and such registration statement was declared effective by the SEC on August 7, 2008.
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
For the next 12 months, we intend to expend a total of approximately $10.0 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, ConviviaTM and DR Cysteamine.
Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$6,400,000
Research and Development Compensation and Benefits	1,400,000
General and Administrative Activities	1,380,000
General and Administrative Compensation and Benefits	800,000
Capital Expenditures	20,000

Total	$10,000,000

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that for many years, we will not be able to generate internal positive cash flow from the sales of our drug product candidates sufficient to meet our operating and capital expenditure requirements.
There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us is likely to result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, including on acceptable terms, will increase our liabilities and future cash commitments.

Research and Development Activities
We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate DR Cysteamine, formulation costs associated with our ConviviaTM and DR Cysteamine drug candidates, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $6.4 million.
Officer and Employee Compensation
We currently employ four executive officers. We also have two permanent scientific staff members, one permanent clinical development staff member, one permanent finance staff member and one temporary part-time research intern. We anticipate spending up to approximately $2.2 million in officer and employee compensation during the next 12 months, of which $1.4 million is allocated to research and development expenses and $0.8 million is allocated to general and administrative expenses. We are currently conducting a search to hire a medical director to oversee our clinical trials. We also anticipate hiring a regulatory director and a research associate during the next 12 months.
General and Administrative
We anticipate spending approximately $1.38 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses excluding finance and administrative compensation.
Capital Expenditures
We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture.
Contractual Obligations with BioMarin
Pursuant to the terms of the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM ), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:
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
Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)
Pursuant to the terms of the asset purchase agreement (“Asset Purchase Agreement”) that Bennu and we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:
•
100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we enter into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock. Should we obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement. On March 31, 2008, we issued 100,000 shares of our common stock to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM for our planned clinical trials, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM for our planned clinical trials.

•
100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we receive our first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (“Major Market”).

•
50,000 shares of our restricted, unregistered common stock within fifteen (15) days after we receive our second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.

•
100,000 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by us or our licensee of the first phase II human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion. In October 2008, the Company issued 100,000 shares of Raptor’s Common Stock and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

•
50,000 shares of our restricted, unregistered common stock within fifteen (15) days of a Successful Completion in a Major Market by us or our licensee of the second phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).

•
100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought (“Marketing Approval”).

•
50,000 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

•
200,000 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.

•
100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

Contractual Obligations with Former Encode Stockholders
Pursuant to the terms of the merger agreement (“Merger Agreement”) we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:
•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to, in the aggregate, Five Hundred Thousand (500,000) shares of our common stock upon the receipt by us at any time prior to the fifth-year anniversary of the Merger Agreement of approval to market and sell a product for the treatment of Cystinosis predominantly based upon and derived from the assets acquired from Encode (“Cystinosis Product”), from the applicable regulatory agency (e.g., FDA and European Agency for the Evaluation of European Medical Products or EMEA) in a given major market in the world.

•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to One Million Nine Hundred Thousand (1,900,000) shares of our common stock upon the receipt by us at any time prior to the fifth anniversary of the Merger Agreement of approval to market and sell a product, other than a Cystinosis Product, predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMEA) in a given major market in the world.

If within five years from the date of the Merger Agreement, there occurs a transaction or series of related transactions that results in the sale of all or substantially all of the assets acquired from Encode other than to our affiliate in such case where such assets are valued at no less than $2.5 million, the former Encode securityholders will be entitled to receive, in the aggregate, restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to Two Million Four Hundred Thousand (2,400,000) shares of common stock, less the aggregate of all milestone payments previously made or owing, if any.
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
Pursuant to the terms of the Merger Agreement, if at any time prior to the 140th day following the date of the Merger Agreement, we file a registration statement with the U.S Securities and Exchange Commission (“SEC”) (other than a Form S-4 or Form S-8), the former Encode securityholders shall have the right to include in the registration statement their respective portion of the restricted, unregistered common stock initially issued to them in connection with the execution of the Merger Agreement.
Contractual Obligations with UCSD
As a result of the merger of our clinical subsidiary and Encode, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”) for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Batten Disease, Huntington’s Disease (“HD”) and Non-alcoholic steatohepatitis (“NASH”).

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which we have fulfilled by raising $10 million in our May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of our fiscal year ended August 31, 2008, we have fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.
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
Going Concern
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2008 and 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.
New Accounting Pronouncements.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting SFAS 159 as of September 1, 2008. We are currently evaluating the impact of SFAS 159 on our financial position and consolidated results of operations.

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
In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions we complete after September 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which would be effective for us on September 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are assessing the impact that SFAS 160 may have on our financial position, consolidated results of operations and consolidated cash flows.
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 is effective as of January 1, 2008. The adoption of SAB 110 did not have a material effect on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are assessing the impact of the adoption of SFAS 161, but anticipate that SFAS 161 will not have a material effect on our financial position, consolidated results of operations and consolidated cash flows once it is adopted on February 1, 2009.

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
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk.
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.
As of August 31, 2008, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at August 31, 2008, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $73,000 annually, however it would have no effect on the fair value of the money market principal balances.
Of our total consolidated cash and cash equivalent balance of approximately $7.6 million, our money market balances represent $7.3 million or 97%.
Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations The carrying value of our capital lease obligation approximates its fair value at August 31, 2008.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Documents filed as part of this annual report on Form 10-K:

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of August 31, 2008 and 2007	52

Consolidated Statements of Operations for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	53

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007 and 2008	55

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	58

Notes to Consolidated Financial Statements	60

Report of independent registered public accounting firm
To the Board of Directors and Stockholders of
Raptor Pharmaceuticals Corp.
We have audited the accompanying consolidated balance sheets of Raptor Pharmaceuticals Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2008 and 2007 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Pharmaceuticals Corp. and its subsidiaries as of August 31, 2008 and 2007 and the consolidated results of their operations and cash flows for the years ended August 31, 2008 and 2007 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Notes 2 and 7 to the consolidated financial statement, on September 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments” applying the modified prospective method.
/s/ Burr, Pilger & Mayer LLP
San Francisco, California
October 29, 2008

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,546,912	$2,627,072
Prepaid expenses	115,594	197,093

Total current assets	7,662,506	2,824,165

Intangible assets, net	2,663,291	138,125
Fixed assets, net	194,766	308,428
Deposits	100,207	20,207

Total assets	$10,620,770	$3,290,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$565,593	$115,679
Accrued liabilities	432,434	201,320
Deferred rent	2,951	11,015
Capital lease liability — current	2,302	2,500

Total current liabilities	1,003,280	330,514

Capital lease liability — long-term	—	2,302

Total liabilities	1,003,280	332,816

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized 60,330,047 and 32,931,166 shares issued and outstanding as at August 31, 2008 and 2007, respectively	60,330	32,931
Additional paid-in capital	22,212,449	7,526,504
Deficit accumulated during development stage	(12,655,289)	(4,601,326)

Total stockholders’ equity	9,617,490	2,958,109

Total liabilities and stockholders’ equity	$10,620,770	$3,290,925

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended August 31,
	2008	2007

Revenues:	$—	$—

Operating expenses:
General and administrative	2,229,140	1,529,028
Research and development	5,558,871	2,246,057
In-process research and development	240,625	—

Total operating expenses	8,028,636	3,775,085

Loss from operations	(8,028,636)	(3,775,085)

Interest income	77,871	143,760
Interest expense	(103,198)	(751)

Net loss	$(8,053,963)	$(3,632,076)

Net loss per share:

Basic and diluted	$(0.19)	$(0.12)

Weighted average shares outstanding used to compute:
Basic and diluted	42,439,379	31,497,782

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Operations

For the cumulative
period from
September 8, 2005
(inception) to
August 31, 2008

Revenues:	$—

Operating expenses:
General and administrative	4,268,247
Research and development	8,304,166
In-process research and development	240,625

Total operating expenses	12,813,038

Loss from operations	(12,813,038)

Interest income	265,159
Interest expense	(107,410)

Net loss	$(12,655,289)

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the period from September 8, 2005 (inception) to August 31, 2006

					Deficit accumulated
			Additional		during the
	Common stock		paid-in	Receivable from	development
	Shares	Amount	Capital	stockholders	stage	Total

Balance at September 8, 2005, issuance of common stock to founders at $0.001 per share, net of retirement of common stock upon reverse merger	6,000,000	$6,000	$4,000	$(10,000)	$—	$—

Common stock issued in May 2006 at $0.10 per share pursuant to a stock purchase agreement dated February 2006	1,000,000	1,000	99,000	(100,000)	—	—

Common stock issued in May 2006 at $0.20 per share pursuant to a stock purchase agreement dated February 2006	1,000,000	1,000	199,000	—	—	200,000

Common stock issued on May 25, 2006 at $0.60 per share, net of fundraising costs of $217,534	8,333,333	8,333	4,774,133	—	—	4,782,466

Common stock and warrants issued for a placement fee in connection with May 25, 2006 financing	800,000	800	(800)	—	—	—

Common stock issued in connection with reverse merger in May 2006	12,500,000	12,500	(12,500)	—	—	—

Warrant subscribed pursuant to a consulting agreement dated September 2005	—	—	60	—	—	60

Consultant stock-based compensation expense	—	—	23,500	—	—	23,500

Repayment of receivable from stockholders	—	—	—	110,000	—	110,000

Net loss	—	—	—	—	(969,250)	(969,250)

Balance at August 31, 2006	29,633,333	$29,633	$5,086,393	$—	$(969,250)	$4,146,776

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the year ended August 31, 2007

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at September 1, 2006	29,633,333	$29,633	$5,086,393	$(969,250)	$4,146,776

Exercise of common stock warrants	3,283,333	3,283	1,966,717	—	1,970,000

Exercise of common stock options	14,500	15	8,685		8,700

Consultant stock-based compensation expense	—	—	95,731	—	95,731

Employee stock-based compensation expense	—	—	368,978	—	368,978

Net loss	—	—	—	(3,632,076)	(3,632,076)

Balance at August 31, 2007	32,931,166	$32,931	$7,526,504	$(4,601,326)	$2,958,109

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the year ended August 31, 2008

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balance at September 1, 2007	32,931,166	$32,931	$7,526,504	$(4,601,326)	$2,958,109

Exercise of common stock warrants	3,208,334	3,208	1,921,792	—	1,925,000

Consultant stock-based compensation expense	8,750	9	240,220	—	240,229

Employee stock-based compensation expense	100,000	100	491,455	—	491,555

Issuance of common stock for loan placement fee	200,000	200	101,800	—	102,000

Issuance of common stock for the purchase of Convivia, Inc. assets	437,500	438	240,187	—	240,625

Issuance of common stock for the merger with Encode Pharmaceuticals, Inc.	3,444,297	3,444	2,654,556	—	2,658,000

Issuance of common stock and warrants for the sale of units in a private placement, including placement agent warrants, net of fundraising costs of $944,065	20,000,000	20,000	9,035,935	—	9,055,935

Net loss	—	—	—	(8,053,963)	(8,053,963)

Balance at August 31, 2008	60,330,047	$60,330	$22,212,449	$(12,655,289)	$9,617,490

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended August 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(8,053,963)	$(3,632,076)
Adjustments to reconcile net loss to net cash used in operating activities:

Employee stock-based compensation expense	491,555	368,978
Consultant stock-based compensation expense	240,229	95,731
Amortization of intangible assets	94,834	7,500
Depreciation of fixed assets	126,888	120,530
In-process research and development	240,625	—
Amortization of stock issued for loan placement fee	102,000	—

Capitalized acquisition costs previously expensed	38,000	—

Changes in assets and liabilities:

Prepaid expenses	81,500	(93,838)
Receivables — other	—	640
Deposits	(80,000)	—
Accounts payable	449,914	63,611
Accrued liabilities	231,114	117,037
Deferred rent	(8,064)	(4,105)

Net cash used in operating activities	(6,045,368)	(2,955,992)

Cash flows from investing activities:
Purchase of fixed assets	(13,227)	(41,641)

Cash flows from financing activities:
Proceeds from the sale of common stock	10,000,000	—
Proceeds from the exercise of common stock warrants	1,925,000	1,970,000
Proceeds from the exercise of common stock options	—	8,700
Fundraising costs	(944,065)	—

Principal payments on capital lease	(2,500)	(2,240)

Repayments from stockholders	—	(293)

Net cash provided by financing activities	10,978,435	1,976,167

Net increase (decrease) in cash and cash equivalents	4,919,840	(1,021,466)
Cash and cash equivalents, beginning of period	2,627,072	3,648,538

Cash and cash equivalents, end of period	$7,546,912	$2,627,072

Supplemental cashflow information:
Interest paid	$1,163	$751

Supplemental disclosure of non-cash financing activities:
Common stock issued for loan placement fees	$102,000	$—

Common stock issued in asset purchase	$2,898,625	$—

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

For the cumulative period
from September 8, 2005
(inception) to August 31,
2008
Cash flows from operating activities:
Net loss	$(12,655,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	860,533
Consultant stock-based compensation expense	359,520
Amortization of intangible assets	106,709
Depreciation of fixed assets	266,247
In-process research and development	240,625
Amortization of stock issued for loan placement fee	102,000
Capitalized acquisition costs previously expensed	38,000
Changes in assets and liabilities:
Prepaid expenses	(115,593)
Receivables — other	—
Intangible assets	(150,000)
Deposits	(100,207)
Accounts payable	565,593
Accrued liabilities	432,434
Deferred rent	2,951

Net cash used in operating activities	(10,046,447)

Cash flows from investing activities:
Purchase of fixed assets	(453,616)

Cash flows from financing activities:
Proceeds from the sale of common stock	15,000,000
Proceeds from the exercise of common stock warrants	3,895,000
Proceeds from the exercise of common stock options	8,700
Fundraising costs	(1,161,599)
Proceeds from the sale of common stock to initial investors	310,000
Proceeds from bridge loan	200,000
Repayment of bridge loan	(200,000)
Principal payments on capital lease	(5,096)

Net cash provided by financing activities	18,047,005

Net increase in cash and cash equivalents	7,546,912
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$7,546,912

Supplemental cashflow information:
Interest paid	$5,375

Supplement disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$7,397

Notes receivable issued in exchange for common stock	$110,000

Common stock issued for loan placement fees	$102,000

Common stock issued in asset purchase	$2,898,625

The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF OPERATIONS AND BUSINESS RISKS
The accompanying consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.
Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by working to improve existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can potentially have the greatest impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency and DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), Huntington’s Disease and Batten Disease. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. The Company’s fiscal year end is August 31.
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
See the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Bennu Pharmaceuticals Inc. (“Bennu”), incorporated in Delaware on September 8, 2005 (date of inception) and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2008, the Company had accumulated losses of approximately $12.7 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at August 31, 2008 will be sufficient to meet the Company’s obligations into the second calendar quarter of 2009. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.
The Company’s independent registered public accounting firm has audited our consolidated financial statements for the years ended August 31, 2008 and 2007. The October 29, 2008 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(d) Segment Reporting
The Company has determined that in the current fiscal year it operates as two operating segments, preclinical development and clinical development. In the prior fiscal years, the Company operated only in one preclinical segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. Below is a break-down of the Company’s net loss and total assets by operating segment:

	For the year ended August 31, 2008
	Preclinical	Clinical	Total
Net loss	$(3,834,895)	$(4,219,068)	$(8,053,963)
Total assets	2,646,595	7,974,175	10,620,770
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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	August 31,
	2008	2007
Warrants to purchase common stock	13,258,276	5,910,000
Options to purchase common stock	3,893,227	2,934,800

Total potentially dilutive securities	17,151,503	8,844,800

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 is effective as of January 1, 2008. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is assessing the impact of the adoption of SFAS 161, but anticipates that SFAS 161 will not have a material effect on its financial position, consolidated results of operations and consolidated cash flows once it is adopted on February 1, 2009.
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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) INTANGIBLE ASSETS
On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheets as of August 31, 2008 and 2007 based on the estimated fair value of its agreement with BioMarin.
On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc. (“Encode”), a privately held research and development company, which held the intellectual property license with UCSD. The intangible assets, recorded at approximately $2.6 million acquired in the merger with Encode, were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders as reflected in the table below:

Raptor common stock issued (number of shares)	3,444,297

Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis (number of shares)	351,359

Total shares of common stock used to value the transaction	3,795,656
10-day average closing price of Raptor common stock per merger agreement	$0.586

Value of Raptor common stock portion of transaction	$2,224,254
Value (based on Carpenter model) of warrants issued in connection with transaction, net of legal fees	395,746

Intangible asset (IP license) related to the Encode merger, gross	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000

Total gross intangible assets	2,770,000
Less accumulated amortization	(106,709)

Intangible assets, net	$2,663,291

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the year ended August 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to August 31, 2008, the Company amortized $94,833, $7,500 and $106,708, respectively, of intangible assets to research and development expense.
The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – estimate	138,500
Fiscal year ending August 31, 2010 – estimate	138,500
Fiscal year ending August 31, 2011 – estimate	138,500
Fiscal year ending August 31, 2012 – estimate	138,500
Fiscal year ending August 31, 2013 – estimate	138,500

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) FIXED ASSETS
Fixed assets consisted of:

	August 31,		Estimated useful
Category	2008	2007	lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	—	7 years
Laboratory equipment	277,303	269,334	5 years
Computer hardware and software	59,703	57,634	3 years
Capital lease equipment	7,397	7,397	Shorter of life of asset or lease term

	461,013	447,787
Less: accumulated depreciation	(266,247)	(139,359)

Total fixed assets, net	$194,766	$308,428

Depreciation expense for the years ended August 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to August 31, 2008 was $126,888, $120,530 and $266,247, respectively. Accumulated depreciation on capital lease equipment was $5,446 and $2,980 as of August 31, 2008 and 2007, respectively.
(5) ACCRUED LIABILITIES
Accrued liabilities consisted of:

	August 31,
	2008	2007

Clinical trial costs	$114,514	$—
Auditing and tax preparation fees	66,307	44,877
Legal fees	51,503	66,647
Preclinical studies	48,165	5,000
Salaries and wages	44,165	29,664
Consulting — administrative	30,000	—
Accrued vacation	17,728	7,070
Lab reagents	27,024	—
Patent costs	10,000	13,086
Consulting — research and development	7,578	—
Prepaid conference expense	5,490	—
Lab collaborations	—	22,188
Scientific subscriptions	—	5,328
Other	9,960	7,460

Total	$432,434	$201,320

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) IN PROCESS RESEARCH AND DEVELOPMENT
On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 437,500 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to FAS 2 Paragraph 11(c), Intangibles Purchased From Others, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $0.55 per share multiplied by the aggregate number of shares of Raptor common stock issued or 437,500 for a total expense of $240,625 recorded on Raptor’s consolidated statement of operations during the year ended August 31, 2008.
(7) STOCK OPTION PLAN
Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
Employee stock-based compensation expense for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008 was $491,555, $368,978 and $860,533, of which cumulatively $728,729 was included in general and administrative expense and $131,804 was included in research and development expense No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

	Risk-			Annual
	free	Expected life of	Annual	Turnover
Period*	interest rate	stock option	Volatility	Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%

Quarter ended November 30, 2006	5%	8 years	100%	10%

Quarter ended February 28, 2007	5%	8 years	100%	10%

Quarter ended May 31, 2007	5%	8 years	100%	10%

Quarter ended August 31, 2007	4%	8 years	99.75%	10%

Quarter ended November 30, 2007	3.75%	8 years	109%	10%

Quarter ended February 29, 2008	2%	8 years	119%	10%

Quarter ended May 31, 2008	2%	8 years	121%	10%

Quarter ended August 31, 2008	2.5%	8 years	128%	10%

*	Dividend rate is 0% for all period presented.

**
Stock-based compensation expense was recorded on the consolidated statements of operations commencing on the effective date of SFAS 123R, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the consolidated statements of operations, with no effect on the consolidated statements of operations, per the guidelines of APB No. 25. Consultant options expense has been recorded on the consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of SFAS 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.
The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008, were $240,229, $95,731 and $359,520, respectively, of which cumulatively $65,053 was included in general and administrative expense and $294,467 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the activity in the 2006 Equity Compensation Plan is as follows:

				Weighted
		Weighted		average fair
		average		value of
		exercise		options
	Option shares	price	Exercisable	granted
Outstanding at September 8, 2005	—	—	—	—
Granted	2,488,400	$0.62	—	$0.48
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	—	$0.52
Exercised	(14,500)	$0.60	—	$0.52
Canceled	—	—		—

Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	238,500	$0.53	—	$0.48
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at November 30, 2007	3,173,300	$0.61	1,404,804	$0.55
Granted	357,427	$0.57	—	$0.52
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at February 29, 2008	3,530,727	$0.60	2,038,725	$0.55
Granted	75,000	$0.53	—	$0.48
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at May 31, 2008	3,605,727	$0.60	2,306,474	$0.55
Granted	287,500	$0.48	270,873	$0.45
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2008	3,893,227	$0.59	2,577,347	$0.55

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of August 31, 2008 and 2007 were $5,500 and zero, respectively.
There were 2,092,273 options available for grant under the 2006 Equity Compensation Plan as of August 31, 2008. As of August 31, 2008, the options outstanding consisted of the following:

Options outstanding				Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average	Number of	average
	Number of options	contractual	exercise	options	exercise
Range of exercise prices	Outstanding	Life	price	exercisable	price
$0 to $0.60	3,304,827	8.35	$0.58	2,113,947	$0.59
$0.601 to $0.70	588,400	7.75	$0.67	463,400	$0.67

	3,893,227	8.26	$0.59	2,577,347	$0.61

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At August 31, 2008, the total unrecognized compensation cost was approximately $537,000. The weighted average period over which it is expected to be recognized is one and a half years.
(8) INCOME TAXES
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

	August 31,
	2008	2007
Deferred tax assets:
Federal and state net operating losses	$3,248,000	$1,596,000
Capitalized start-up costs	612,000	113,000
Consultant stock option expense	114,000	50,000
Research credit	84,000	23,000
Valuation allowance	(4,058,000)	(1,782,000)

Net deferred tax assets	$—	$—

As of August 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8.1 million which expire beginning after the year 2025 and 2015, respectively. The Company’s federal and state research and development credits expire beginning after the year 2025.
The valuation allowance increased approximately $2,276,000 during the period ending August 31, 2008.
Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.
In July 2006, the FASB released Final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.
The Company adopted FIN 48 as of September 1, 2007. As a result of the implementation, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The Company’s policy will be to recognize interest and penalties related to income taxes in income tax expense. The Company is not aware of any pending income tax audits. Significant components of the Company’s deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, stock based compensation and research credit. Due to the Company’s lack of earning history, any deferred assets recorded have been fully offset by a valuation allowance.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had no current federal income tax expense and minimal current state franchise tax expense for the year ended August 31, 2008 and 2007. The reconciliation between the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

Federal tax and R&D credits	35%
Valuation allowance	(35%)

Effective tax rate	0%

(9) ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES
During the cumulative period from September 8, 2005 (inception) through August 31, 2008, the Company received $3.895 million, from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.
During the cumulative period from September 8, 2005 (inception) through August 31, 2008, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of August 31, 2008 was 60,330,047 shares.
ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.
On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 100,000 shares of valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 100,000 shares of restricted Raptor common stock and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.
On December 14, 2007, the Company entered into a Merger Agreement (the “Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Merger Agreement. Pursuant to the Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Merger Agreement, the Company issued 3,444,297 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 357,427 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 1,098,276 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 4.9 million shares of Common Stock issuable to the Encode Securityholders as of the closing of the Merger. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principle operations, such as generating revenues from its drug product candidate.
As a result of the Merger, the Company received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Batten Disease, Huntington’s Disease and Non-alcoholic steatohepatitis (“NASH”).
In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, the University may terminate the license or otherwise cause the license to become non-exclusive.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the Amended Purchase Agreement, the Company agreed to prepare and file a registration statement (the “Registration Statement”) within 60 days after the Initial Closing with the Securities and Exchange Commission under the Securities Act, on a Form S-1, covering the Shares and Warrant Stock sold pursuant to the Amended Purchase Agreement (the “Restricted Stock”) as well as Common Stock underlying warrants issued to placement agents each subject to volume limitations, and to use its commercially reasonable efforts to cause the Registration Statement to become effective with the SEC thereafter and to remain effective until the earlier to occur of the date (i) that is the second anniversary of the Initial Closing, (ii) the date the Restricted Securities may be sold under Rule 144 during any 90-day period and (iii) such time as all of the Restricted Securities have been publicly sold. The Company filed the Form S-1 in July 2008, which the SEC declared effective on August 7, 2008.
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
On June 27, 2008 Raptor sold an additional $7,640,000 of units at the same terms as outlined in the May 21, 2008 closing discussed above. As a result, the Company issued 15,280,000 shares of the Company’s Common Stock and warrants to purchase 7,640,000 shares of the Company’s Common Stock.
In connection with the May / June 2008 private placement, the Company issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of Common Stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon the proceeds of the sale of the units of the private placement. In connection with the sale of units, the Company issued placement agent warrants to purchase 2,100,000 shares of Raptor’s Common Stock at an exercise price of $0.55 per share for a five year term and cash fees to placement agents totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 1,882,650 shares of Raptor’s Common Stock and cash commission of $627,550. One of our Board members serves on the board of Limetree Capital.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of common stock outstanding as of August 31, 2008:

		Common Stock
Transaction	Date	Issued

Founders’ shares	Sept. 2005	6,000,000
Seed round	Feb. 2006	2,000,000
PIPE concurrent with reverse merger	May 2006	8,333,333
Shares issued in connection with reverse merger	May 2006	13,300,000
Warrant exercises	Jan. - Nov. 2007	6,491,667
Stock option exercise	Mar. 2007	14,500
Loan finder’s fee	Sept. 2007	200,000
Convivia asset purchase	Oct. 2007- Mar. 2008	537,500
Encode merger DR Cysteamine asset purchase	Dec. 2007	3,444,297
Shares issued pursuant to consulting agreement	May 2008	8,750
PIPE — initial tranche	May 2008	4,420,000
PIPE — second tranche	May 2008	300,000
PIPE — third tranche	June 2008	15,280,000

Total shares of common stock outstanding		60,330,047

(10) WARRANTS
The table reflects the number common stock warrants outstanding as of August 31, 2008:

Summary of outstanding warrants:	Number of Shares Exercisable	Exercise Price		Expiration Date
Issued in lieu of deferred legal fees	60,000	$0.60		2/13/2011
Issued in connection with Encode merger	97,480	$0.56		12/13/2015
Issued in connection with Encode merger	1,000,796	$0.67		12/13/2015
Issued to PIPE investors in May / June 2008	10,000,000	$0.75 / $0.90	*	5/21/2010
Issued to placement agents in May / June 2008	2,100,000	$0.55		5/21/2013

Total outstanding warrants as of August 31, 2008	13,258,276	$0.70	**

*	First year exercisable at $0.75; second year exercisable at $0.90

**	Average exercise price

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) COMMITMENTS AND CONTINGENCIES
CONTRACTUAL OBLIGATIONS WITH BIOMARIN
Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to our Receptor Associated Protein (“RAP”) based technology (including NeuroTransTM ), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:
$50,000 (paid by the Company in June 2006) within 30 days after Raptor receives total aggregate debt or equity financing of at least $2,500,000;
$100,000 (paid by the Company in June 2006) within 30 days after Raptor receives total aggregate debt or equity financing of at least $5,000,000;
$500,000 upon the Company’s filing and acceptance of an investigational new drug application for a drug product candidate based on the NeuroTransTM product candidate;
$2,500,000 upon the Company’s successful completion of a Phase II human clinical trial for a drug product candidate based on the NeuroTransTM product candidate;
$5,000,000 upon on the Company’s successful completion of a Phase III human clinical trial for a drug product candidate based on the NeuroTrans TM product candidate;
$12,000,000 within 90 days of the Company’s obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on the NeuroTransTM product candidate;
$5,000,000 within 90 days of the Company’s obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on the NeuroTransTM product candidate;
$5,000,000 within 60 days after the end of the first calendar year in which the Company’s aggregated revenues derived from drug product candidates based on the NeuroTransTM product candidate exceed $100,000,000; and
$20,000,000 within 60 days after the end of the first calendar year in which the Company’s aggregated revenues derived from drug product candidates based on the NeuroTransTM product candidate exceed $500,000,000.
In addition to these milestone payments, the Company is also obligated to pay BioMarin a royalty at a percentage of the Company’s aggregated revenues derived from drug product candidates based on the NeuroTransTM product candidate. On June 9, 2006, the Company made a milestone payment in the amount of $150,000 to BioMarin because the Company raised $5,000,000 in its May 25, 2006 private placement financing. If the Company becomes insolvent or if the Company breaches its asset purchase agreement with BioMarin due to non-payment and the Company does not cure its non-payment within the stated cure period, all of the Company’s rights to the RAP technology (including NeuroTransTM ) will revert back to BioMarin.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONTRACTUAL OBLIGATIONS WITH THOMAS E. DALEY (ASSIGNEE OF THE DISSOLVED CONVIVIA, INC.)
Pursuant to the terms of the asset purchase agreement (“Asset Purchase Agreement”), the Company entered into with Convivia, Inc. and Thomas E. Daley for the purchase of intellectual property related to its 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by the Company (or any of its subsidiary thereof), as set forth below:
100,000 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. On March 31, 2008, the Company issued 100,000 shares of Raptor’s Common Stock to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM for the Company’s planned clinical trials, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM for the Company’s planned clinical trials.
100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after it receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (“Major Market”).
50,000 shares of our restricted, unregistered Common Stock within fifteen (15) days after Bennu receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.
100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of completing predetermined benchmarks in a Major Market by the Company or its licensee of the first phase II human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of the Company’s restricted, unregistered Common Stock within thirty (30) days of such Successful Completion. In October 2008, the Company issued 100,000 shares of Raptor’s Common Stock and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.
50,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of a Successful Completion in a Major Market by the Company’s or its licensee of the second phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).
100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought (“Marketing Approval”).
50,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
200,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.
100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).
CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE
As a result of the merger between our clinical subsidiary and Encode, as discussed above in Note 10 above, the Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.
Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which we have fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2008, the Company has fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement.  To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.
OFFICE LEASE
In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expires in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). During the years ended August 31, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to August 31, 2008, the Company paid $128,268, $85,265 and $239,565, respectively, in rent.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$122,637
Fiscal year ending August 31, 2010	124,226
September 1, 2010 to March 31, 2011	73,698
CAPITAL LEASE
In June 2006, the Company leased a photocopier machine for 36 months at $242 per month. There is no purchase option at the end of the lease. Based on the fair value and estimated useful life of the photocopier and the life of the lease and the photocopier, the Company has accounted for the lease as a capital lease. In September 2008, the Company replaced the originally leased photocopier with a new photocopier which is subject to a 39-month lease at $469 per month. There were no penalties imposed for cancelling the original lease.
The future lease payments under the capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$5,398
Fiscal year ending August 31, 2010	5,625
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875

Total capital lease payments	$18,523

Interest rate on the capital lease is 10% based on the lessor’s implicit rate of return.
RESEARCH COLLABORATION AGREEMENT
In September 2008, the Company signed a research collaboration agreement with a research hospital. The research collaboration agreement requires the Company to pay an aggregate of $150,000 over one year, which includes the salary, benefits and overhead of one research scientist along with laboratory equipment and supplies necessary to carry out the research at the university.
The future commitments pursuant to the research agreement are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$150,000
PRECLINICAL STUDY AGREEMENTS
In 2008, the Company commenced preclinical studies with two clinical research organizations for its DR Cysteamine – NASH program and one of its early-stage preclinical programs. These research studies are performed pursuant to research contracts and protocols and are paid in installments throughout the study. The future commitments pursuant to these research contracts are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$130,310

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLINICAL STUDY AGREEMENTS
In June 2008, the Company entered into a clinical study collaboration agreement with the University of California, San Diego to study DR Cysteamine in juvenile patients with non-alcoholic steatohepatitis, also known as NASH. The future commitments pursuant to these clinical study agreements are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$163,042
FORMULATION / MANUFACTURING AGREEMENTS
In January and April 2008, the Company executed two agreements with one contract manufacturing organization to formulate and manufacture 4-MP for its ConviviaTM program and DR Cysteamine for its Cystinosis program, respectively. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. Also in July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. The future commitments pursuant to these research contracts are as follows:

Period	Amount
Fiscal year ending August 31, 2009	$944,320
(12) RELATED PARTY TRANSACTIONS
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
In connection with the May / June 2008 private placement, the Company issued to Limetree Capital warrants to purchase 1,882,650 shares of Raptor’s Common Stock and $627,550 in cash commissions. One of our Board members serves on the Board of Limetree Capital.
In the ordinary course of business, Raptor’s officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days. As of August 31, 2008, 2007 and 2006, the Company owed $0, $0 and $293 to its officers for expenses paid by the officers personally on behalf of the Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T): CONTROLS AND PROCEDURES
As of August 31, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of August 31, 2008, are effective at such reasonable assurance level.  There can be no assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use or disposition of assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projects of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2008.  Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of August 31, 2008.
This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2009 annual meeting of stockholders.
ITEM 11: EXECUTIVE COMPENSATION
We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2009 annual meeting of stockholders.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2009 annual meeting of stockholders.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2009 annual meeting of stockholders.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2009 annual meeting of stockholders.

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
Financial Statements
The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of August 31, 2008 and 2007	52

Consolidated Statements of Operations for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	53

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007 and 2008	55

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	58

Notes to Consolidated Financial Statements	60

Exhibits

(2)	Plan of Purchase, sale, reorganization, arrangement, liquidation or succession
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.2(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
(3)	Articles of Incorporation / Bylaws
3.1(C)	Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1(G)	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2(G)	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
4.3(H)	Form of Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
4.4(I)	Form of Placement Agent Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
(10)	Material Contracts
10.1(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.2(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.3(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.4(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.5(C)	2006 Equity Incentive Plan
10.6(F)	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007
10.7(F)	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007
10.8(F)	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007
10.9(F)	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007
10.10(G)	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007*
10.11(G)	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*
10.12(G)	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*
10.13(G)	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*
10.14(J)	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.15(J)	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
21.1(K)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP
24.1	Power of Attorney (included in the signature page hereto)
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

(F)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on January 14, 2008.

(G)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on April 15, 2008.

(H)	The document referred to hereby is incorporated by reference from our Form 8-K filed on May 22, 2008.

(I)	The document referred to hereby is incorporated by reference from our Form 8-K/A filed on May 28, 2008.

(J)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on July 9, 2008.

(K)	The list referred to hereby is incorporated by reference from our Form S-1 filed on July 18, 2008.

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: October 29, 2008	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher M. Starr, Ph.D. and Kim R. Tsuchimoto, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Christopher M. Starr	Chief Executive Officer and Director	October 29, 2008
Christopher M. Starr, Ph.D.	(Principal Executive Officer)

/s/ Kim R. Tsuchimoto	Chief Financial Officer, Secretary and	October 29, 2008
Kim R. Tsuchimoto	Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Erich Sager	Director	October 29, 2008
Erich Sager

/s/ Raymond William Anderson	Director	October 29, 2008
Raymond William Anderson

/s/ Richard L. Franklin	Director	October 29, 2008
Richard L. Franklin, M.D., Ph.D.

The following exhibits are filed as part of, or incorporated by reference into this Report:
Exhibits

(2)	Plan of Purchase, sale, reorganization, arrangement, liquidation or succession
2.1(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.2(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006
(3)	Articles of Incorporation / Bylaws
3.1(C)	Certificate of Incorporation
3.2(C)	Bylaws adopted on May 4, 2006
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1(G)	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC
4.2(G)	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP
4.3(H)	Form of Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
4.4(I)	Form of Placement Agent Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
(10)	Material Contracts
10.1(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.2(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.3(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.4(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.5(C)	2006 Equity Incentive Plan
10.6(F)	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007
10.7(F)	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007
10.8(F)	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007
10.9(F)	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007
10.10(G)	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007*
10.11(G)	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*
10.12(G)	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*
10.13(G)	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*
10.14(J)	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.15(J)	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
21.1(K)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP
24.1	Power of Attorney (included in the signature page hereto)
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

(F)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on January 14, 2008.

(G)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on April 15, 2008.

(H)	The document referred to hereby is incorporated by reference from our Form 8-K filed on May 22, 2008.

(I)	The document referred to hereby is incorporated by reference from our Form 8-K/A filed on May 28, 2008.

(J)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on July 9, 2008.

(K)	The list referred to hereby is incorporated by reference from our Form S-1 filed on July 18, 2008.

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.