Form 10-K/A
period 2008-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2008-12-23
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 19, 2008 was approximately $6.4 million based on the per share closing price as of December 19, 2008 quoted on the FINRA Over-the-Counter Bulletin Board for the registrant’s common stock, which was $0.129.
There were 60,330,047 shares of the registrant’s common stock, $.001 par value per share outstanding at October 14, 2008.
DOCUMENTS INCORPORATED BY REFERENCE: None.
Explanatory Paragraph:
The Registrant is amending its Annual Report on Form 10-K for the year ended August 31, 2008, to include disclosures required for Part III, Items 10 through 14, which were originally incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders. The Registrant anticipated the Proxy Statement would be filed prior to December 31, 2008. Since the Registrant will be filing its Proxy Statement for the 2009 Annual Meeting of Stockholders after December 31, 2008, the Registrant has amended Part III, Items 10 through 14 in this Amended Annual Report on Form 10-K/A.

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
Overview of Our Drug Product Candidates
Our business is focused on the development of new drugs based on our acquired, developed and licensed technologies. We own, or have exclusive licensed rights to, drug product candidates in various active stages of development to treat the following potential disease indications:

INVESTIGATIONAL
DRUG PRODUCT	POTENTIAL DISEASE
CANDIDATE	INDICATION	CURRENT STAGE OF DEVELOPMENT
Delayed release, enterically coated cysteamine bitartrate (“DR Cysteamine”)	Nephropathic Cystinosis (“Cystinosis”)	Phase II (ongoing, open IND) Orphan Product Designation
DR Cysteamine	Non-Alcoholic Steatohepatitis (“NASH”)	Phase IIa (ongoing, open IND)
DR Cysteamine	Huntington’s Disease (“HD”)	Phase II (planned for 2009) Orphan Product Designation
ConviviaTM	Aldehyde Dehydrogenase (“ALDH2”) Deficiency (“Ethanol Intolerance”)	Phase IIa (completed, IND exemption granted by FDA)
HepTideTM	Hepatocellular Carcinoma (“HCC”)	Preclinical (ongoing)
HepTideTM	Hepatitis C	Preclinical (ongoing)
WntTideTM	Breast Cancer	Preclinical (ongoing)
NeuroTransTM	Neurodegenerative Diseases	Preclinical (ongoing)

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
Phase IIa Clinical Trial for ConviviaTM
We received an IND exemption from the FDA for investigation of oral 4-MP for the potential treatment of ALDH2 deficiency in January 2008. In April, 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and the reported results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of the ALDH2 deficient adult population. We are seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.
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

NeuroTransTM — RAP-based peptides for the delivery of protein therapeutics across the Blood-Brain Barrier (BBB)
NeuroTransTM is envisioned as a transporter to potentially selectively deliver neurotrophic factors to treat a wide variety of brain diseases. The clinical development of several very promising natural human neurotrophic factors for the potential treatment of neurodegenerative diseases, including Alzheimer’s Disease, Parkinson’s Disease, and Huntington’s Disease has been slow because these proteins are not effectively delivered from the blood stream into the brain. An efficient means of delivering these potentially very potent protein drugs to the brain has not yet been found. This is because the brain is separated from the blood stream by the blood-brain barrier (“BBB”). The BBB prevents most compounds and proteins in the serum including most drugs from entering the brain. NeuroTransTM binds to dedicated transport receptors at the BBB, and, by doing so, may be able to deliver a therapeutic “cargo” into the brain. Using standard genetic engineering methods, NeuroTransTM can be fused to therapeutic neurotrophic proteins such as GDNF, BDNF, and Nerve Growth Factor (“NGF”), to create a single therapeutic entity, a fusion protein which may be transported across the BBB as normal receptor cargo, effectively delivering the therapeutic to brain cells.
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

Company History
Corporate Structure
We were incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp. On June 9, 2006, we merged with our wholly-owned subsidiary, Raptor Pharmaceuticals Corp. incorporated on May 5, 2006 in Delaware. As a result, we were reincorporated from the State of Nevada to the State of Delaware and changed our name to Raptor Pharmaceuticals Corp. We are a publicly traded company quoted on the Over-the-Counter-Bulletin Board under the ticker RPTP (Yahoo Finance RPTP.OB).
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
COMPETITION
Primary Liver Cancer
Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the widely preserved unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently over 140 ongoing clinical trials actively recruiting patients with HCC listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. On drug that was approved in 2007 for treatment of inoperable HCC is currently the standard-of-care for this disease due to its claims of enhancing overall survival time. This enhancement has been determined to be even smaller within the Asian population of inoperable HCC patients. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.
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
We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. In December 2008, the Company entered into a stockholder rights plan with Nevada Agency & Trust Company, as Rights Agent. The terms of the stockholder rights plan provide for a dividend distribution, as authorized and declared by our board of directors, of one preferred stock purchase right for each outstanding share of our common stock to stockholders of record on and after the close of business on December 19, 2008. Each such right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series A junior participating preferred stock, par value $0.001 per share, of the Company, at a purchase price equal to $5.50 per right, subject to adjustment. The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will, subject to certain exceptions, cause substantial dilution to a person or group that acquires 20% or more of our common stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third-party making an offer for an acquisition of us. In connection with the stockholder rights plan, our board of directors designated 1,000,000 shares of Preferred Stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock. The Certificate of Designation, which amended our Certificate of Incorporation, was filed with the Secretary of State of the State of Delaware on December 9, 2008.
Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock, 9,000,000 shares of which are currently authorized but not issued or outstanding and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Our charter contains provisions that may enable our management to resist an unwelcome takeover attempt by a third party, including: a prohibition on actions by written consent of our stockholders; the fact that stockholder meetings must be called by our Board of Directors; and provisions requiring stockholders to provide advance notice of proposals. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.
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

Period	High	Low
2006 Fiscal Period:
June 8, 2006 – August 31, 2006	$0.85	$0.50

2007 Fiscal Quarters:
September 1, 2006 – November 30, 2006	$0.61	$0.46
December 1, 2006 – February 28, 2007	$0.75	$0.54
March 1, 2007 – May 31, 2007	$1.29	$0.58
June 1, 2007 – August 31, 2007	$0.76	$0.41

2008 Fiscal Quarters:
September 1, 2007 – November 30, 2007	$0.66	$0.47
December 1, 2007 – February 29, 2008	$0.62	$0.38
March 1, 2008 – May 31, 2008	$0.67	$0.47
June 1, 2008 – August 31, 2008	$0.58	$0.38
On December 19, 2008, the last reported sale price on the OTCBB for our common stock was $0.129 per share. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. There is no public trading market for our warrants.
Holders of Record
As of December 19, 2008, there were 50 holders of record of 60,430,047 outstanding shares of our common stock, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 1,000 as of such date. Additionally, on such date, options, held by twenty-two persons to acquire up to, in the aggregate, 3,968,227 shares, and warrants held by fifteen persons to acquire up to, in the aggregate, 13,258,276 shares, of our common stock, were outstanding.
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
During the three months ended August 31, 2008, we entered into stock option agreements under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 287,500 shares of our common stock:

Grant Date / Type of
Stock		Number of Stock
Option(1)	Type of Optionee	Options	Exercise Price	Vesting
July 10, 2008 / NQ	Board Member	150,000	$0.52	(2)
August 12, 2008 / ISO	Employees	137,500	$0.44	(2)

(1)	NQ — Non-qualified stock option ISO — Incentive stock option. All stock options expire ten years from grant date.

(2)
Options vest 6/48ths on the six month anniversary of the grant date and 1/48th per month thereafter. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

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

			For the period
			from
			September 8,
			2005
			(inception) to
	For the year ended	For the year ended	August 31,
	August 31, 2008	August 31, 2007	2008
Revenues:	$	$—	$—

Operating expenses:

General and administrative	2,229,140	1,529,028	4,268,247

Research and development	5,558,871	2,246,057	8,304,166
In-process research and development	240,625	—	240,625

Total operating expenses	8,028,636	3,775,085	12,813,038

Loss from operations	(8,028,636)	(3,775,085)	(12,813,038)

Interest income	77,871	143,760	265,159
Interest expense	(103,198)	(751)	(107,410)

Net loss	$(8,053,963)	$(3,632,076)	$(12,655,289)

Net loss per share:
Basic and diluted	$(0.19)	$(0.12)

Weighted average shares outstanding used to compute:
Basic and diluted	42,439,379	31,497,782

	August 31,
Balance Sheet Data:	2008	2007
Cash and cash equivalents	$7,546,912	$2,627,072
Working capital	6,659,225	2,493,651
Total assets	10,620,770	3,290,925
Long-term portion of capital lease obligations	—	2,302
Total liabilities	1,003,280	332,816
Total stockholders’ equity	9,617,490	2,958,109

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
These clinical development programs include the following:
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
Preclinical Programs
Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer:
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

Preclinical Development Programs
We are developing a drug-targeting platform based on the proprietary use of the human protein called Receptor-Associated Protein, or RAP, and the mesoderm development protein, or Mesd. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others.
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
A class of potential therapeutic proteins called neurotrophic factors has demonstrated its potential in treating neurodegenerative diseases. They have not as yet been developed commercially, in large part, because of the lack of an effective way to cross the blood-brain barrier. Initially, using our NeuroTrans™ peptides we will focus resources on studying the delivery of neurotrophic factors such as nerve growth factor (“NGF”), glial-cell derived neurotrophic factor (“GDNF”), and brain-derived neurotrophic factor (“BDNF”) to the brain for the treatment of neurodegenerative diseases.
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
Development of WntTideTM for the Treatment of Cancer
Human mesoderm development protein (“Mesd”) is a chaperone protein necessary for the proper folding of LRP5 and LRP6, two receptor proteins that have been shown to have the following effects:
•	LRP5 is a protein involved in the regulation of bone mass.

•
Wnt-signaling through LRP 6 has been shown to make breast cancer cells more aggressive. Studies by Dr. Guojun Bu, our scientific advisor and professor of Pediatrics, Cell Biology and Physiology at Washington University in St. Louis, have shown that extracellular Mesd or an Mesd-based peptide inhibit signaling through LRP5.

WntTide™ is our proprietary, Mesd-based peptide that we are developing as a therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6.

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
Immediate release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and EMEA approved drug to treat cystinosis. Immediate release cysteamine is effective at preventing or delaying kidney transplants in cystinosis patients, however, patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to bypass the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.
The FDA granted orphan drug designation for: DR Cysteamine for the treatment of cystinosis in 2007; DR Cysteamine for the treatment of Batten Disease in 2008; and cysteamine for the treatment of Huntington’s Disease in 2008.
In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients. We plan to initiate a pivotal clinical trial of DR Cysteamine in cystinosis patients in collaboration with UCSD in 2009. We also plan to support a clinical trial investigating DR Cysteamine in HD patients in collaboration with a French institution in 2009 and plan to study DR Cysteamine in Batten Disease within the next 18 months
Development of ConviviaTM for Liver Aldehyde Dehydrogenase (“ALDH2”) Deficiency
Convivia™ is our proprietary oral formulation of 4-methylpyrazole (“4-MP”) intended for the treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. ConviviaTM is designed to lower systemic acetaldehyde levels and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.
We received an IND exemption from the FDA for investigation of oral 4-MP for the treatment of ALDH2 deficiency in January 2008. In April, 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and the reported results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of the ALDH2 deficient adult population. We are seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.

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

Research and Development Activities
We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for ConviviaTM and DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of clinical study drug candidates including ConviviaTM and DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $6,400,000.
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
General and Administrative
We anticipate spending approximately $1,380,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses excluding finance and administrative compensation.
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
Going Concern
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2008, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.
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
October 28, 2008

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

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,053,963)	$(3,632,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	491,555	368,978
Consultant stock-based compensation expense	240,229	95,731
Amortization of intangible assets	94,834	7,500
Depreciation of fixed assets	126,888	120,530
In-process research and development	240,625	—
Amortization of stock issued for loan placement fee	102,000	—
Capitalized acquisition costs previously expensed	38,000	—

Changes in assets and liabilities:
Prepaid expenses	81,500	(93,838)
Receivables — other	—	640
Deposits	(80,000)	—
Accounts payable	449,914	63,611
Accrued liabilities	231,114	117,037
Deferred rent	(8,064)	(4,105)

Net cash used in operating activities	(6,045,368)	(2,955,992)

Cash flows from investing activities:
Purchase of fixed assets	(13,227)	(41,641)

Cash flows from financing activities:
Proceeds from the sale of common stock	10,000,000	—
Proceeds from the exercise of common stock warrants	1,925,000	1,970,000
Proceeds from the exercise of common stock options	—	8,700
Fundraising costs	(944,065)	—
Principal payments on capital lease	(2,500)	(2,240)
Repayments from stockholders	—	(293)

Net cash provided by financing activities	10,978,435	1,976,167

Net increase (decrease) in cash and cash equivalents	4,919,840	(1,021,466)
Cash and cash equivalents, beginning of period	2,627,072	3,648,538

Cash and cash equivalents, end of period	$7,546,912	$2,627,072

Supplemental cashflow information:
Interest paid	$1,163	$751

Supplemental disclosure of non-cash financing activities:
Common stock issued for a finder’s fee	$102,000	$—

Common stock issued in asset purchase	$2,898,624	$—

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

For the cumulative
period from
September 8, 2005
(inception) to
August 31, 2008
Cash flows from operating activities:
Net loss	$(12,655,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	860,533
Consultant stock-based compensation expense	359,520
Amortization of intangible assets	106,709
Depreciation of fixed assets	266,247
In-process research and development	240,625
Amortization of stock issued for loan placement fee	102,000
Capitalized acquisition costs previously expensed	38,000
Changes in assets and liabilities:
Prepaid expenses	(115,593)
Receivables — other	—
Intangible assets	(150,000)
Deposits	(100,207)
Accounts payable	565,593
Accrued liabilities	432,434
Deferred rent	2,951

Net cash used in operating activities	(10,046,447)

Cash flows from investing activities:
Purchase of fixed assets	(453,616)

Cash flows from financing activities:
Proceeds from the sale of common stock	15,000,000
Proceeds from the exercise of common stock warrants	3,895,000
Proceeds from the exercise of common stock options	8,700
Fundraising costs	(1,161,599)
Proceeds from the sale of common stock to initial investors	310,000
Proceeds from bridge loan	200,000
Repayment of bridge loan	(200,000)
Principal payments on capital lease	(5,096)

Net cash provided by financing activities	18,047,005

Net increase in cash and cash equivalents	7,546,912
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$7,546,912

Supplemental cashflow information:
Interest paid	$5,375

Supplement disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$7,397

Notes receivable issued in exchange for common stock	$110,000

Common stock issued for a finder’s fee	$102,000

Common stock issued in asset purchase	$2,898,624

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
Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include ConviviaTM for the treatment of aldehyde dehydrogenase (“ALDH2”) deficiency and DR Cysteamine for the treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), Huntington’s Disease and Batten Disease. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. The Company’s fiscal year end is August 31.
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
The Company’s independent registered public accounting firm has audited our consolidated financial statements for the years ended August 31, 2008 and 2007. The October 28, 2008 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

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
The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 — actual	$4,375
Fiscal year ending August 31, 2007 — actual	7,500
Fiscal year ending August 31, 2008 — actual	94,833
Fiscal year ending August 31, 2009 — estimate	138,500
Fiscal year ending August 31, 2010 — estimate	138,500
Fiscal year ending August 31, 2011 — estimate	138,500
Fiscal year ending August 31, 2012 — estimate	138,500
Fiscal year ending August 31, 2013 — estimate	138,500

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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

	Risk-
	free			Annual
	interest	Expected life of	Annual	Turnover
Period*	rate	stock option	Volatility	Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%

Quarter ended November 30, 2006	5%	8 years	100%	10%

Quarter ended February 28, 2007	5%	8 years	100%	10%

Quarter ended May 31, 2007	5%	8 years	100%	10%

Quarter ended August 31, 2007	4%	8 years	99.75%	10%

Quarter ended November 30, 2007	3.75%	8 years	109%	10%

Quarter ended February 29, 2008	2%	8 years	119%	10%

Quarter ended May 31, 2008	2%	8 years	121%	10%

Quarter ended August 31, 2008	2.5%	8 years	128%	10%

*	Dividend rate is 0% for all period presented.

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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of common stock outstanding as of August 31, 2008:

		Common Stock
Transaction	Date	Issued

Founders’ shares	Sept. 2005	6,000,000
Seed round	Feb. 2006	2,000,000
PIPE concurrent with reverse merger	May 2006	8,333,333
Shares issued in connection with reverse merger	May 2006	13,300,000
Warrant exercises	Jan. – Nov. 2007	6,491,667
Stock option exercise	Mar. 2007	14,500
Loan finder’s fee	Sept. 2007	200,000
Convivia asset purchase	Oct. 2007 – Mar. 2008	537,500
Encode merger DR Cysteamine asset purchase	Dec. 2007	3,444,297
Shares issued pursuant to consulting agreement	May 2008	8,750
PIPE — initial tranche	May 2008	4,420,000
PIPE — second tranche	May 2008	300,000
PIPE — third tranche	June 2008	15,280,000

Total shares of common stock outstanding		60,330,047

(10) WARRANTS
The table reflects the number common stock warrants outstanding as of August 31, 2008:

	Number of
	Shares	Exercise		Expiration
Summary of outstanding warrants:	Exercisable	Price		Date
Issued in lieu of deferred legal fees	60,000	$0.60		2/13/2011
Issued in connection with Encode merger	97,480	$0.56		12/13/2015
Issued in connection with Encode merger	1,000,796	$0.67		12/13/2015
Issued to PIPE investors in May / June 2008	10,000,000	$0.75 / $0.90	*	5/21/2010
Issued to placement agents in May / June 2008	2,100,000	$0.55		5/21/2013

Total outstanding warrants as of August 31, 2008	13,258,276	$0.70	**

*	First year exercisable at $0.75; second year exercisable at $0.90

**	Average exercise price

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
PRECLINICAL STUDY AGREEMENTS
In 2008, the Company commenced preclinical studies with two clinical research organizations for its DR Cysteamine — NASH program and one of its early-stage preclinical programs. These research studies are performed pursuant to research contracts and protocols and are paid in installments throughout the study. The future commitments pursuant to these research contracts are as follows:

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

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth the name, age, date first elected or appointed to serve as a director and/or executive officer, and position held by each of our directors as of December 19, 2008. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by our stockholders.

		Date First Elected or	Position(s) Held with the
Name	Age	Appointed	Company

Christopher M. Starr, Ph.D. (1)(3)	56	May 25, 2006	Chief Executive Officer, President and Director
Raymond W. Anderson (1)(2)(3)	65	May 25, 2006	Director
Erich Sager (1)(2)(3)	50	May 25, 2006	Director
Richard Franklin, M.D., Ph.D.(3)	62	July 10, 2008	Director

(1)	Member of the Corporate Governance and Nominating Committee.

(2)	Member of the Audit Committee and Compensation Committee.

(3)	Member of the Stock Option Committee.
Mr. Anderson , Mr. Sager and Dr. Franklin are independent directors.
Business Experience and Directorships
The following describes the background of our directors.
Christopher M. Starr, Ph.D., Chief Executive Officer, President and Director. Dr. Starr is our co-founder, and has served as Chief Executive Officer, President and director since our inception in 2006. Dr. Starr has served as Chief Executive Officer of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in September 2005. Dr. Starr co-founded BioMarin Pharmaceutical Inc. (“BioMarin”) in 1997 where he last served as Senior Vice President and Chief Scientific Officer prior to joining the Company in 2006. As Senior Vice President at BioMarin, Dr. Starr was responsible for managing a Scientific Operations team of 181 research, process development, manufacturing and quality personnel through the successful development of commercial manufacturing processes for its enzyme replacement products, and supervised the cGMP design, construction and licensing of BioMarin’s proprietary biological manufacturing facility. From 1991 to 1998, Dr. Starr supervised research and commercial programs at BioMarin’s predecessor company, Glyko, Inc., where he served as Vice President of Research and Development. Prior to his tenure at Glyko, Inc., Dr. Starr was a National Research Council Associate at the National Institutes of Health. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York.
Raymond W. Anderson, Director. Mr. Anderson has served as our director since May 25, 2006 and is the Chief Financial Officer and Vice President, Finance & Administration of Dow Pharmaceutical Sciences, Inc. Mr. Anderson has more than 30 years of healthcare industry experience, primarily focused in financial management within the biopharmaceutical sector. Prior to joining Dow in 2003, he was Chief Financial Officer for Transurgical, Inc., a private medical technology company. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin from June 1998 to January 2002. Prior to June 1998, Mr. Anderson held similar executive-level positions with other biopharmaceutical companies including Syntex, Chiron, Glycomed and Fusion Medical Technologies. Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in Administration from George Washington University, and a B.S. in Engineering from the United States Military Academy.

Erich Sager, Director. Mr. Sager has served as our director since May 25, 2006. He is a founding partner of Limetree Capital SA, a Swiss-based investment banking boutique. Mr. Sager also serves as Chairman and member of the Board of Directors at Calltrade Carrier Services AG, a European wholesale phone operator, and has held such position since 2004. He is also a current Board member of Zecotek Medical Systems Inc. and Pulse Capital Corp.
Mr. Sager served on the Board of Directors of BioMarin Pharmaceutical Inc. from November 1997 to March 2006 and as Chairman of LaMont Asset Management SA, a private investment management firm, from September 1996 until August 2004. Mr. Sager has held the position of Senior Vice President, Head of the Private Banking for Dresdner Bank (Switzerland) Ltd., Vice President, Private Banking, Head of the German Desk for Deutsche Bank (Switzerland) Ltd., and various positions at banks in Switzerland. Mr. Sager received a business degree from the School of Economics and Business Administration, Zurich, Switzerland.
Richard Franklin, M.D., Ph.D., Director. Dr. Franklin has served as our director since July 2008 and has served as Chairman of the board of directors of SyntheMed, Inc., a biomaterials company engaged in the development and commercialization of medical devices, since June 2003 and as a director of SyntheMed, Inc., since December 2000. Since September 2002, Dr. Franklin was Chairman of DMS Data Systems, an internet-based information services company. From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company. From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry. From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.
Audit Committee
The audit committee of our board of directors, herein referred to as the Audit Committee, has been established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended, herein referred to as Exchange Act, and currently consists of the following two members: Mr. Anderson (Chairman) and Mr. Sager. The Audit Committee (a) has sole authority to appoint, replace and compensate our independent registered public accounting firm and is directly responsible for oversight of its work; (b) approves all audit fees and terms, as well as any permitted non-audit services performed by our independent registered public accounting firm; (c) meets and discusses directly with our independent registered public accounting firm its audit work and related matters and (d) oversees and performs such investigations with respect to our internal and external auditing procedures and affairs as the Audit Committee deems necessary or advisable and as may be required by applicable law. Our Audit Committee’s charter can be found in the “Corporate Governance” section of our website at www.raptorpharma.com.
Our board of directors has determined that both members of the Audit Committee are “independent” as that term is defined by the applicable listing standards of The NASDAQ Stock Market, Inc. and Rule 10A-3 of the Exchange Act. Our board of directors has also determined that both members of our Audit Committee are qualified as “audit committee financial experts” as defined by the regulations promulgated by the U.S. Securities and Exchange Commission, herein referred to as the SEC.
Compensation Committee
The compensation committee of our board of directors, herein referred to as the Compensation Committee, currently consists of the following two members: Mr. Sager (Chairman) and Mr. Anderson. The Compensation Committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management. Both members of the Compensation Committee are non-employee directors and are considered to be independent. Our Compensation Committee’s charter can be found in the “Corporate Governance” section of our website at www.raptorpharma.com.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee of our board of directors, herein referred to as the Nominating Committee, currently consists of the full board of directors: Mr. Sager, Mr. Anderson, Dr. Franklin and Dr. Starr. The Nominating Committee has authority to review the qualifications of, interview and nominate candidates for election to our board of directors. Our Nominating Committee’s charter can be found in the “Corporate Governance” section of our website at www.raptorpharma.com. The primary functions of the Nominating Committee are to:
•	recruit, review and nominate candidates for election to our board of directors;

•	monitor and make recommendations regarding committee functions, contributions and composition; and

•	develop the criteria and qualifications for membership on our board of directors.
The Nominating Committee develops the credentials and characteristics required of our board of directors and committee nominees in light of the composition of our board of directors and committees, our business, operations, applicable legal and listing requirements, and other factors they consider relevant. The Nominating Committee may identify other candidates, if necessary, through recommendations from our directors, management, employees, the stockholder nomination process, or outside consultants. The Nominating Committee will review candidates in the same manner regardless of the source of the recommendation. For membership on our board of directors, the Nominating Committee takes into consideration applicable laws and regulations, diversity, age, skills, experience, integrity, ability to make independent analytical inquiries, understanding of Raptor’s business and business environment, willingness to devote adequate time and effort to our board of directors’ responsibilities and other relevant factors, including experience in the biotechnology and pharmaceutical industries.
Stock Option Committee
The stock option committee of the Board, herein referred to as the Stock Option Committee, currently consists of our full board of directors: Mr. Sager, Mr. Anderson, Dr. Franklin and Dr. Starr. Our Stock Option Committee is responsible for the administration of our 2006 Equity Incentive Plan, including the approval of grants under such plan to our employees, consultants and directors.
Director Compensation
We generally compensate non-employee directors for their service as a member of our board of directors by granting to each such director options to purchase shares of our common stock upon joining our board of directors. Upon joining our board of directors on May 26, 2006, Mr. Anderson and Mr. Sager were granted stock options to purchase 500,000 shares and 1,000,000 shares, respectively, of our common stock at an exercise price of $0.60 per share. Such stock options vest 6/36ths on the six month anniversary of such grant and 1/36th per month thereafter and expire ten years from grant date. Upon joining our board of directors on July 10, 2008, Dr. Franklin was granted stock options to purchase 150,000 shares of our common stock at an exercise price of $0.52 per share, which vests 6/48ths on the six-month anniversary of such grant and 1/48th per month thereafter and expires ten years from grant date. In addition, at the discretion of the Stock Option Committee, each non-employee director may receive options to purchase 100,000 shares of our common stock for each subsequent year of service on our board of directors. Such options are generally granted at fair market value one day preceding the grant date, vest 6/48ths on the six month anniversary of the grant date and 1/48th per month thereafter and expire ten years from grant date. We made these grants to Mr. Anderson and Mr. Sager with respect to our fiscal year ended August 31, 2007, herein referred to as Fiscal Year 2007, on June 14, 2007 at a per share exercise price of $0.60. No such annual grants were approved for our fiscal year ended August 31, 2008, herein referred to as Fiscal Year 2008. We also reimburse our directors for out-of-pocket expenses incurred in connection with their service as directors.

The following table sets forth the total compensation paid by us to each of our non-employee directors during Fiscal Year 2008. Dr. Starr, who is an employee of Raptor, did not receive additional compensation for his service as a director.

	Fees Earned or Paid
Name*	in Cash ($)*	Option Awards ($) (1)*	Total*

Raymond W. Anderson (2)	22,500	89,077	111,577
Erich Sager (3)	42,500	167,013	209,513
Richard L. Franklin, M.D. Ph.D. (4)	0	2,142	2,142

*
On July 10, 2008, our board of directors approved the following increases in annual cash compensation for our board members: Mr. Anderson’s increased from $20,000 to $40,000 and Mr. Sager’s increased from $40,000 to $60,000. On the same date, our board of directors appointed Dr. Franklin to our board of directors. Dr. Franklin will receive cash compensation of $40,000 per year, starting on or around October 10, 2008, for his service as a member of our board of directors.

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by the Company for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for Fiscal Year 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, herein referred to as SFAS 123R, and thus may include amounts from awards granted in and prior to Fiscal Year 2008. The assumptions underlying the calculations pursuant to SFAS 123R are set forth under Note 7 of the Notes to Consolidated Financial Statements, beginning on page F-1 of our Company’s Annual Report on Form 10-K for Fiscal Year 2008 filed with the SEC on October 30, 2008.

(2)	Mr. Anderson had 600,000 options outstanding as of August 31, 2008, of which 404,166 were exercisable.

(3)	Mr. Sager had 1,100,000 options outstanding as of August 31, 2008, of which 779,167 were exercisable.

(4)
Dr. Franklin had 150,000 options outstanding as of August 31, 2008, of which none were exercisable. Mr. Anderson and Dr. Franklin will each receive annual retainers of $40,000 and Mr. Sager will receive an annual retainer of $60,000, as non-employee directors for with respect to our fiscal year ending August 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders of a registered class of equity securities are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, except as discussed below, we believe that during Fiscal Year 2008, our directors, executive officers and 10% stockholders of a registered class of equity securities timely filed all Section 16(a) reports applicable to them. On December 12, 2007 Mr. Daley, President of our clinical subsidiary, filed a Form 3 which should have been filed by September 20, 2007 and filed two Form 4s which one should have been filed by September 12, 2007 and the other should have been filed by October 17, 2007. The reason for the delays in Mr. Daley’s filings was that we had not determined whether Mr. Daley was a Section 16 filer until December 2007, which was three months after his employment commenced. Since December 2007, all of Mr. Daley’s Section 16 filings have been timely.
Code of Ethics
The Company has adopted a Code of Ethics, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available in the “Corporate Governance” section of our website at www.raptorpharma.com. The Company will disclose on its website any amendment to the Code of Ethics, as well as any waivers of the Code of Ethics, that are required to be disclosed by the rules of the SEC.

Executive Officers
The following table sets forth the name, age, date first appointed to serve as an executive officer, and position held by each of our executive officers not discussed above as of December 19, 2008. Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

			Position(s) Held with the
Name	Age	Date First Appointed	Company

Todd C. Zankel, Ph.D.	45	May 25, 2006	Chief Scientific Officer
Thomas (Ted) E. Daley	45	September 10, 2007	President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)
Kim R. Tsuchimoto, C.P.A.	45	May 25, 2006	Chief Financial Officer, Treasurer and Secretary
Business Experience
The following describes the background of our executive officers not discussed above.
Todd C. Zankel Ph.D. Dr. Zankel is a co-founder and has been Chief Scientific Officer of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in 2006. Dr. Zankel has served as our Chief Scientific Officer since May 25, 2006. From 1997 to 2005, Dr. Zankel served as a Senior Director of Research at BioMarin. Prior to 1997, Dr. Zankel was a fellow for the National Institutes of Health at the Plant Gene Expression Center in Berkeley, California and at the Swiss Institute of Technology in Zurich, Switzerland. Dr. Zankel has been the author of a number of peer-reviewed articles in a variety of scientific areas. Dr. Zankel earned a B.A. from Reed College in Portland, Oregon and a Ph.D. from Columbia University.
Thomas (Ted) E. Daley. Mr. Daley joined us as President and a board member of Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) following the acquisition by Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) of Convivia, Inc., which Mr. Daley founded. Mr. Daley was co-founder, VP business development and chief operating officer of Instill Corporation, a leading electronic commerce services provider to the US foodservice industry. Between 1993-2001 Mr. Daley helped raise over $50 million in venture capital and build Instill to a 150+ person operation with a nationwide customer base. After leaving Instill, from 2001-2007, Mr. Daley served in executive and consulting roles to a number of technology startup companies including MetricStream, Inc., PartsRiver and Certicom Security. Prior to that time, Mr. Daley worked in operations management for Anheuser-Busch, Inc., and consulted to Gordon Biersch Brewing Company and Lion Breweries (New Zealand). Mr. Daley received a BS in Fermentation Science from University of California at Davis, and an MBA from Stanford University.
Kim R. Tsuchimoto, C.P.A. Ms. Tsuchimoto has served as the Chief Financial Officer, Treasurer and Secretary of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in 2006 and currently serves as our Chief Financial Officer, Secretary and Treasurer since May 25, 2006. Prior to this, Ms. Tsuchimoto served as Interim Controller at International Microcomputer Software, Inc., a software and Internet content company, from October 2005 to March 2006. From June 2005 to August 2005, Ms. Tsuchimoto served as Assistant Vice President, Controller at SpatiaLight Inc., a high technology company. From February 1997 to June 2005, Ms. Tsuchimoto served at BioMarin and its predecessor company, Glyko, Inc., most recently as Vice President, Treasurer for two years, Vice President, Controller for two years and prior to that, as Controller. Prior to her employment at BioMarin, Ms. Tsuchimoto served as Controller of a marketing consulting firm and an international venture capital firm and worked as a staff accountant in a local public accounting firm. Ms. Tsuchimoto is an inactive licensed California Certified Public Accountant and holds a B.S. in Business Administration with an emphasis in Accounting from San Francisco State University.

ITEM 11: EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee of our Board has overall responsibility for the compensation program for our executive officers. Specifically, the Compensation Committee establishes policies and otherwise discharges the responsibilities of the Board with respect to the compensation of our executive officers, senior management, and other employees. In evaluating executive officer pay, the Compensation Committee may retain the services of an independent compensation consultant or research firm and consider recommendations from the chief executive officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The executive officers are not present or involved in deliberations concerning their compensation. The Compensation Committee assesses the information it receives in accordance with its business judgment. All decisions with respect to executive compensation, other than compensation for our Chief Executive Officer, are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendations, to the full Board for final approval. Compensation of our Chief Executive Officer is approved only by our Compensation Committee.
We choose to pay the various elements of compensation discussed in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for primarily long-term strategic goals, while considering short-term performance.
Elements of compensation for our executives generally include:
•	base salary (typically subject to upward adjustment annually based on inflation factors, industry competitive salary levels, and individual performance);

•	cash bonuses;

•	stock option awards;

•	401(k) plan contributions; and

•	health, disability and life insurance.
We believe that the compensation of our executives should reflect their success in attaining key Company objectives and individual factors. The key Company objectives include: (1) establishing and executing on program milestones within planned budgetary expenditures; (2) securing adequate funds to achieve program objectives and to maintain Company solvency and moderate financial risk; (3) meeting or exceeding program timelines and milestones; (4) expanding our preclinical product pipeline through creation of novel proprietary products or by utilization of technology, or acquiring or in-licensing new pre-clinical or clinical products and technology; (5) creating corporate partnerships, contracts, collaborations and out-licensing product technologies to achieve strategic objectives; (6) submitting and receiving satisfactory results of regulatory submissions; (7) establishing long-term competitive advantages, which leads to attaining an increased market price for our stock; (8) asset growth; and (9) developing a strong intellectual property position, which enhances the value of Company products and technologies.
The key individual factors for each executive include: (1) the value of their unique skills and capabilities to support long-term performance of the Company; (2) performance of their management responsibilities; (3) whether an increase in responsibility or change in title is warranted; (4) leadership qualities; (5) business responsibilities; (6) current compensation arrangements, especially in comparison to the compensation of other executives in similar positions in competitive companies within our industry; (7) short- and long-term potential to enhance stockholder value; and (8) contribution as a member of the executive management team.
Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our Stockholders. We provide cash compensation in the form of base salary and annual, discretionary cash bonuses to reward performance against pre-set written goals and objectives. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for our executive officers for the Fiscal Year 2008 ranges from 100% to 77% in cash compensation and 0% to 23% in non-cash compensation, including benefits and equity-related awards. We believe that this ratio is competitive within the marketplace for companies at our stage of development and appropriate to fulfill our stated policies.

Elements of Compensation
Base Salary
Our Compensation Committee has established base salary compensation for our executive officers taking into account: (1) the officer’s equity interest in the Company; (2) the status of the Company as an early-stage development company; (3) competitive levels of compensation; and (4) the Company’s ability to pay at this stage of its funding cycle. In recommending base salaries for Fiscal Year 2008, our Compensation Committee considered individual performance and salaries paid to executive officers of other biotechnology companies similar in size, stage of development and other characteristics. In making its recommendations, our Compensation Committee takes into account recommendations submitted by persons serving in a supervisory position over a particular executive officer. In July 2008, the Compensation Committee hired an outside consultant to review our executive compensation and compensation for positions in which we are currently recruiting in order to offer a competitive compensation package to new employees and in an effort to compensate our executives closer to competitive levels. The outside consultant utilized a well-established industry salary survey and benchmarked our executive salaries with salaries of companies of similar size and located in the San Francisco Bay Area. Due to the significant differences between market rates and our Fiscal Year 2007 executive base salaries, the Compensation Committee recommended a pro rata three-step increase (over three years) for Dr. Starr, our Chief Executive Officer, and a pro rata two-step increase (over two years) for our other three executive officers. Based on the input from the outside consultant, the recommendation by our Compensation Committee and approval of our full board of directors, effective July 10, 2008, our executives’ base salaries* were as follows:

Christopher M. Starr, Ph.D.	Chief Executive Officer, President and Director	$213,610

Todd C. Zankel, Ph.D.	Chief Scientific Officer	$192,300

Kim R. Tsuchimoto, C.P.A.	Chief Financial Officer, Secretary and Treasurer	$208,401

Ted Daley	President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)	$208,401	**

*	Prior to July 10, 2008, executive salaries were as follows: Dr. Starr $150,000; Dr. Zankel $150,000; Ms. Tsuchimoto $176,000; and Mr. Daley $150,000.

**	Mr. Daley commenced employment on September 10, 2007.
Bonus and Other Non-Equity Incentive Plan Compensation
Given our stage of development and our desire to conserve cash, we have limited awarding cash bonuses to our executive officers and did not provide for other non-equity incentive plan compensation. Pursuant to his employment agreement, Mr. Daley received the following: a bonus of $30,000 in January 2008 related to the execution of a manufacturing contract to formulate 4-MP; in March 2008, a bonus of $10,000 for reaching his six-month employment anniversary; and in September 2008 a bonus of $10,000 for reaching his one-year anniversary.
In March 2008, pursuant to an asset purchase agreement with Convivia, Inc., which corporation has been dissolved and Mr. Daley was the sole stockholder, Mr. Daley received a bonus of 100,000 shares of our common stock related to the execution of a supply agreement for the active pharmaceutical ingredient for 4-MP and in October 2008, Mr. Daley received a bonus of 100,000 shares of our common stock related to the achievement of a clinical milestone. All of our executive officers are eligible for annual and discretionary cash and stock option bonuses pursuant to their employment agreements.

Stock Option and Equity Incentive Programs
We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture, and closely align the interests of our executive officers with the interests of our Stockholders. Because of the direct relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our Stockholders. In addition, the vesting feature of our equity grants should aid officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period. In determining the size of equity grants to our executive officers, our Compensation Committee considers our Company-level performance, the applicable executive officer’s performance, the period during which an executive officer has been in a key position with us, the amount of equity previously awarded to or owned by the applicable executive officer, the vesting of such awards, the number of shares available under our 2006 Equity Incentive Plan and the recommendations of management and any other consultants or advisors with whom our Compensation Committee may choose to consult.
In Fiscal Year 2008, stock options were granted under the 2006 Equity Incentive Plan as an incentive to aid in the retention of the executive officers and to align their interests with those of Raptor’s Stockholders.
We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates. With respect to newly hired executives, our practice is typically to consider stock option grants upon initial drafting of the executive’s employment agreement followed by a Stock Option Committee unanimous written consent approving such stock option grant. The stock option exercise price is based on the closing price the day preceding the later of the Stock Option Committee approval or the executive’s first day of employment. We intend to ensure that we do not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant exercise price of all equity awards is equal to the fair market value of the equity on the date of grant.
In September 2007, pursuant to his employment agreement, we issued to Mr. Daley initial employment stock options to purchase 150,000 shares of our common stock at an exercise price of $0.52 per share which vests 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter and expire ten years from the grant date. In August 2008, the Compensation Committee recommended, and the full board of directors approved, a stock option grant to Mr. Daley for the purchase of 100,000 shares of our common stock at an exercise price of $0.44 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Mr. Daley’s 2008 stock option was granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. In July 2008, we granted stock options to Dr. Franklin to purchase 150,000 shares of our common stock at an exercise price of $0.52 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. No other stock options were granted to our executive officers or our board of directors during Fiscal Year 2008. The options that were granted to our officers are set forth in the “Grants of Plan-Based Awards” table below. All options granted to officers are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to the extent possible. All options to Board members were non-qualified stock options pursuant to our 2006 Equity Incentive Plan.
Perquisites
Our executives do not receive any perquisites and are not entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.
Defined Contribution Plan
We maintain a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees subject to certain minimum age and service requirements. Our 401(k) plan allows employees to make voluntary contributions. The assets of the 401(k) plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant.
Employees who participate in our 401(k) may contribute to their 401(k) account up to the maximum amount that varies annually in accordance with the Internal Revenue Code. We also make available to 401(k) plan participants the ability to direct the investment of their 401(k) accounts in a well-balanced spectrum of various investment funds.
We provide for a 401(k) matching in the amount of 100% of the first 3% of employee deferral and 50% of the next 2% of employee deferral, in compliance with the Internal Revenue Service’s Safe Harbor rules.

Employment Agreements
Drs. Starr and Zankel and Ms. Tsuchimoto entered into employment agreements with our wholly owned subsidiary, Raptor Pharmaceutical Inc. in May 2006. Each employment agreement has an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary which may be increased from time to time in the discretion of our Board, and stock options to purchase 250,000 shares of our common stock, which vest over three years with a six month cliff vest. Officers’ annual salaries are subject to annual review and potential increase by our Board. Dr. Starr’s, Ms. Tsuchimoto’s and Dr. Zankel’s current base salaries are $213,610, $208,401, and $192,300, respectively. In addition, they are each eligible to receive annual bonuses in cash or stock options as awarded by our Board, at its discretion. On September 7, 2007, we entered into an employment agreement with Ted Daley for a term of 18 months and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary and stock options to purchase 150,000 shares of our common stock, which vest over four years with a six month cliff vest. Mr. Daley’s annual salary is subject to annual review and potential increase by our Board. Mr. Daley’s current base salary is $208,401. In addition, Mr. Daley is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of our ConviviaTM product development program.
If any officer’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then the officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. A description of the terms of these agreements, including post-employment payments and triggers, is included in the section titled “Executive Payments Upon Termination as of August 31, 2008.”
For further detail please refer to the officers’ respective employment agreements filed as exhibits 10.5, 10.6 and 10.7 to the Current Report on Form 8-K, which was filed with the SEC on May 26, 2006 and exhibit 10.1 to our Form 10-QSB, which was filed with the SEC on January 14, 2008.
Equity Incentive Plan
In May 2006, our stockholders approved the 2006 Equity Compensation Plan (the Plan). The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the Over-the-Counter Bulletin Board and vest over four years as follows6/48ths on the six-month anniversary of the date of grant and 1/48ths per month thereafter.
Accounting and Tax Considerations
We select and implement our various elements of compensation for their ability to help us achieve our performance and retention goals and not based solely on any unique or preferential financial accounting treatment. In this regard, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes with respect to the executive officers (other than our chief financial officer) listed in the “Summary Compensation Table” below. Compensation realized upon the exercise of stock options is considered performance based if, among other requirements, the plan pursuant to which the options are granted has been approved by the Company’s Stockholders and has a limit on the total number of shares that may be covered by options issued to any plan participant in any specified period.
Stock options granted under our 2006 Equity Incentive Plan are considered performance based. Therefore, any compensation realized upon the exercise of stock options granted under the 2006 Equity Incentive Plan will be excluded from the deductibility limits of Section 162(m). While we have not adopted a policy requiring that all compensation be deductible, we consider the consequences of Section 162(m) in designing our compensation practices.

Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder but may be subject to Alternative Minimum Tax. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes will be capital gain, rather than ordinary income to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock on the exercise date. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise. If the holder of an incentive stock option exercises their options and sells the stock received from such exercise before the one year holding period or before two years from grant date, this is known as a disqualifying disposition, which will be subject to ordinary income tax for the option holder and will be tax deductible to the Company.
Stock Ownership Guidelines
Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers, which includes the use of stock options, results in an alignment of interest between these individuals and our Stockholders.
Benchmarking and Consultants
Our Compensation Committee reviews the history of all the elements of each executive officer’s total compensation over the Company’s short history and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other biotechnology companies similar in size, stage of development and other characteristics.
Named Executive Officer Compensation
Summary Compensation Table

							Change in
							Pension
						Non-equity	Value
	Fiscal					Incentive	and	All
	Year			Stock	Option	Plan	NQDC	Other
Name and	(ending	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	August 31)	$(1)	$	$	$(2)	$	$	$(3)	$

Christopher M. Starr,	2008	156,116	—	—	42,864	—	—	7,188	206,168
Ph.D.	2007	150,000	—	—	40,612	—	—	2,789	193,401
Chief Executive	2006	51,346	—	—	—	—	—	39	51,385
Officer and Director

Todd C. Zankel, Ph.D.	2008	154,067	—	—	42,864	—	—	7,106	204,037
Chief Scientific	2007	150,000	—	—	40,612	—	—	2,789	193,401
Officer	2006	45,577	—	—	—	—	—	39	45,616

							Change in
							Pension
						Non-equity	Value
	Fiscal					Incentive	and	All
	Year			Stock	Option	Plan	NQDC	Other
Name and	(ending	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	August 31)	$(1)	$	$	$(2)	$	$	$(3)	$

Kim R. Tsuchimoto,	2008	179,115	—	—	47,881	—	—	8,171	235,167
C.P.A.	2007	163,333	25,000	—	38,739	—	—	4,098	231,170
Chief Financial	2006	66,204	—	—	—	—	—	252	66,456
Officer, Secretary, And Treasurer

Ted Daley,	2008	146,962	40,000	56,000	14,594	—	—	7,866	265,422
President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)

(1)
Dr. Starr and Ms. Tsuchimoto’s full time employment commenced on May 1, 2006 at an annual base salary of $150,000 and $160,000, respectively. Ms. Tsuchimoto’s annual base salary increased to $176,000 in June 2007 and to $208,401 in July 2008. Dr. Starr’s salary increased to $213,610 in July 2008. Dr. Zankel’s full time employment commenced on May 15, 2006 at an annual base salary of $150,000 which increased to $192,300 in July 2008. Mr. Daley’s full-time employment commenced on September 10, 2007 at an annual base salary of $150,000 which increased to $208,401 in July 2008.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to Fiscal Years 2008 and 2007 for the fair value of the stock options granted to each of the named executive officers since inception, in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the Fiscal Years 2008 and 2007 grants, please refer to the notes in our financial statements filed with the SEC on October 30, 2008 in our annual report on Form 10-K. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. In May 2006 Drs. Starr and Zankel and Ms. Tsuchimoto were granted stock options to purchase 250,000 shares of our common stock at an exercise price of $0.66 per share for Drs. Starr and Zankel and $0.60 per share for Ms. Tsuchimoto. The options vest 6/36ths on the six month anniversary of the grant date and 1/36th per month thereafter and expire 10 years from grant date. No dollar amount is reflected in this column for Fiscal Year 2006 due to the fact that SFAS 123R was not adopted by our Company until our Fiscal Year 2007.

(3)	All Other Compensation includes 401(k) match funded by the Company and life insurance premiums paid by the Company where the executive is the beneficiary.
Stock Option Grants and Exercises During the Fiscal Year Ended August 31, 2008
The following table sets forth information concerning stock option grants made during Fiscal Year 2008, to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of the stock options will depend on the market value of our common stock.

Grants of Plan-Based Awards Table

All
Other
								Stock	All Other		Grant
								Awards:	Options	Exercise	Date
		Estimated			Estimated			Number	Awards:	or Base	Fair
		Future Payouts			Future Payouts			of	Number of	Price of	Value
		Under Non-Equity			Under Equity			Shares	Securities	Option	of
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options (#)	($/Sh)	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(1)	(2)	($) (3)

Ted Daley	9/10/07	—	—	—	—	—	—	—	150,000	0.52	14,138
	8/12/08	—	—	—	—	—	—	—	100,000	0.44	456

(1)	These stock options vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter. The options expire 10 years from grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of our common stock one day preceding the stock option grant date.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to Fiscal Year 2008 for the fair value of the stock options granted to each of the named executive officers in Fiscal Year 2008 in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

The following table sets forth certain information with respect to outstanding stock option awards of the named executive officers for Fiscal Year 2008.
Outstanding Equity Awards at August 31, 2008

	Option Awards
				Equity Incentive
			Number of	Plan Awards:
			Securities	Number of
			Underlying	Securities
	Number of Securities		Unexercised	Underlying
	Underlying		Options	Unexercised	Option	Option
	Unexercised Options		Unexercisable	Unearned	Exercise	Expiration
Name	Exercisable (#)		(#)(1)	Options (#)	Price ($)	Date (2)

Christopher M. Starr, Ph.D.	187,500	(1)	62,500	—	0.66	5/26/2016

Todd C. Zankel, Ph.D.	187,500	(1)	62,500	—	0.66	5/26/2016

Kim R. Tsuchimoto, C.P.A.	185,000	(1)	62,500	—	0.60	5/26/2016
	14,583	(2)	35,417	—	0.60	6/14/2017
	8,799	(2)	21,251	—	0.60	6/14/2017
Ted Daley	34,374	(2)	115,626	—	0.52	9/10/2017
	0	(2)	100,000	—	0.44	8/12/2018

(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.

(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.

Option Exercises
There were no option exercises by our executive officers during our Fiscal Year 2008.
Post-Employment Compensation
Employment Agreements
Drs. Starr and Zankel and Ms. Tsuchimoto entered into employment agreements with our wholly owned subsidiary, Raptor Pharmaceutical Inc. in May 2006. Each employment agreement has an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary which may be increased from time to time in the discretion of our Board, and stock options to purchase 250,000 shares of our common stock, which vest over three years with a six month cliff vest. Officers’ annual salaries are subject to annual review and potential increase by our Board. Dr. Starr’s, Ms. Tsuchimoto’s and Dr. Zankel’s current base salaries are $213,610, $208,401, and $192,300, respectively. In addition, they are each eligible to receive annual bonuses in cash or stock options as awarded by our Board, at its discretion. On September 7, 2007, we entered into an employment agreement with Ted Daley for a term of 18 months and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary and stock options to purchase 150,000 shares of our common stock, which vest over four years with a six month cliff vest. Mr. Daley’s annual salary is subject to annual review and potential increase by our Board. Mr. Daley’s annual salary is subject to annual review and potential increase by our Board. Mr. Daley’s current base salary is $208,401. In addition, Mr. Daley is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of our Convivia product development program.
If any officer’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then the officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. In the case of a change of control, such officer’s outstanding and unvested stock options shall become fully vested.
If any officer’s employment is terminated for cause, by death or due to a voluntary termination, we shall pay to such officer, or in the case of termination due to death, his or her estate, the compensation and benefits payable through the date of termination.
If any officer’s employment is terminated due to disability, we shall pay to such officer the compensation and benefits payable through the date of termination and shall continue to pay such officer salary and a prorated bonus for three months following such termination, at the end of which time such officer shall receive short-term and eventually long-term disability benefits pursuant to our current disability insurance plans.

The following table quantifies the amounts that we would owe each of our executive officers upon each of the termination triggers discussed above:
Executive Payments Upon Termination (As of August 31, 2008)
Christopher M. Starr, Ph.D.
Chief Executive Officer, President and Director

					Termination
					Without Cause or		Constructive
Executive Benefits and					Constructive		Termination for
Payments Upon Termination	Disability		Death		Termination		CIC (1)
Severance Payments
Base Salary	$53,403	(3)	$—		$213,610	(2)	$213,610	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting
Stock Options	—		—		—		27,883	(6)

Total	$53,403		$—		$213,610		$241,493

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Todd C. Zankel, Ph.D.
Chief Scientific Officer

					Termination
					Without Cause or		Constructive
Executive Benefits and					Constructive		Termination for
Payments Upon Termination	Disability		Death		Termination		CIC (1)
Severance Payments
Base Salary	$48,075	(3)	$—		$192,300	(2)	$192,300	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting
Stock Options	—		—		—		27,883	(6)

Total	$48,075		$—		$192,300		$220,183

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Kim R. Tsuchimoto, C.P.A.
Chief Financial Officer, Secretary and Treasurer

					Termination
					Without Cause or		Constructive
Executive Benefits and					Constructive		Termination for
Payments Upon Termination	Disability		Death		Termination		CIC (1)
Severance Payments
Base Salary	$52,100	(3)	—		$208,401	(2)	$208,401	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting
Stock Options	—		—		—		37,529	(6)

Total	$52,100		$—		$208,401		$245,930

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Ted Daley,
President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)

					Termination
					Without Cause or		Constructive
Executive Benefits and					Constructive		Termination for
Payments Upon Termination	Disability		Death		Termination		CIC (1)
Severance Payments
Base Salary	$52,100	(3)	$—		$208,401	(2)	$208,401	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting
Stock Options	—		—		—		77,831	(6)

Total	$52,100		$—		$208,401		$286,232

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of August 31, 2008 with respect to shares of Raptor common stock that may be issued under its existing equity compensation plans, including the 2006 Equity Incentive Plan. Stockholders approved Raptor’s 2006 Equity Incentive Plan in May 2006, and our Board approved Amendment No. 1 in February 2007 and Amendment No. 2 in December 2008.

	Equity Compensation Plan Information
	Number of securities
	to be issued upon
	exercise of	Weighted-average	Number of securities remaining
	outstanding options,	exercise price of	available for future issuance under
	warrants and rights	outstanding options,	equity compensation plans
	as of August 31,	warrants and rights	(excluding securities reflected in
	2008	as of August 31, 2008	column (a)) as of August 31, 2008
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,893,227	$0.59	2,092,273
Equity compensation plans not previously approved by security holders	0	0	0

Total	3,893,227	$0.59	2,092,273

In May 2006 our stockholders approved the 2006 Equity Compensation Plan (the “Plan”). The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years at or above market price based on the last closing price as of the date of grant as quoted on the Over-the-Counter Bulletin Board and vests over four years as follows: 6/48ths on the six month anniversary of the date of grant and 1/48th per month thereafter.
Compensation Committee Interlocks and Insider Participation
All compensation decisions made during Fiscal Year 2008 were made exclusively by the independent directors serving on the Compensation Committee, with respect to our Chief Executive Officer, executive officers and other officers. The members of the Compensation Committee during Fiscal Year 2008 were Mr. Anderson and Mr. Sager, none of whom were officers or employees of Raptor or any of our subsidiaries during Fiscal Year 2008 or in any prior year. None of our executive officers served as a member of the board or compensation committee of any other company that has an executive officer serving as a member of our Board or Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of December 19, 2008, each named executive officer and (iv) all executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceuticals Corp., 9 Commercial Blvd., Suite 200, Novato, CA 94949.

			Percentage of
			Outstanding
	Number of Shares	Number of Shares	Shares
	of Common Stock	Subject to Options /	of Common
Name and Address	Beneficially Owned	Warrants (3)	Stock (4)

Aran Asset Management SA (1)	24,525,000	8,175,000	35.7%
Flower Ventures, LLC (2)	4,250,133	1,000,796	6.9%
Christopher M. Starr, Ph.D.	3,222,222	222,222	5.3%
Todd C. Zankel, Ph.D.	3,222,222	222,222	5.3%
Erich Sager	1,940,555	930,555	3.2%
Ted Daley	465,624	65,624	*
Kim R. Tsuchimoto, C.P.A.	255,554	253,054	*
Raymond W. Anderson	486,110	486,110	*
Richard L. Franklin, M.D., Ph.D.	21,874	21,874	*
All executive officers and directors as a group (7 persons)	9,614,161	2,201,661	15.8%

*	Less than one percent.

(1)	The address for this entity is Bahnhofplatz, P.O. Box 4010, 6304 Zug, Switzerland.

(2)	The address for this entity is 9100 South Dadeland Blvd., Suite 1809, Miami, FL 33156.

(3)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days of December 19, 2008, are counted as outstanding for computing the percentage of the person holding such options or warrants but are not counted as outstanding for computing the percentage of any other person.

(4)	Based on 60,430,047 shares outstanding as of December 19, 2008.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
As provided in the charter of our Audit Committee, it is our policy that we will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of our Board of Directors first reviews and approves the transactions. The Audit Committee is required to review on an on-going basis, and pre-approve all related party transactions before they are entered into including those transaction that are required to be disclosed under Item 404 of Regulation S-K promulgated by the SEC. If such transaction relates to compensation, it must be approved by the Compensation Committee as well. All related party transactions must also be approved by the disinterested members of the Board. It is the responsibility of our employees and directors to disclose any significant financial interest in a transaction between the Company and a third party, including an indirect interest. All related party transactions shall be disclosed in our filings with the SEC as required under SEC rules. The Board has determined that each of Mr. Anderson and Mr. Sager is independent under the rules of the SEC.
In addition, pursuant to our Code of Business Conduct and Ethics, all employees, officers and directors of ours and our subsidiaries are prohibited from engaging in any relationship or financial interest that is an actual or potential conflict of interest with us without approval. Employees, officers and directors are required to provide written disclosure to the Chief Executive Officer as soon as they have any knowledge of a transaction or proposed transaction with an outside individual, business or other organization that would create a conflict of interest or the appearance of one.
Pursuant to the terms of a share purchase agreement, the Company issued to each of Drs. Starr and Zankel (its Chief Executive Officer and its Chief Scientific Officer, respectively) 3,000,000 shares of the Company’s common stock and to Erich Sager (one of the Company’s directors) 1,000,000 shares of its common stock. Mr. Sager purchased his shares pursuant to a promissory note when the Company was privately held in February 2006 in the amount of $100,000 plus accrued interest at 8% per annum. Mr. Sager repaid $50,000 of the note on February 8, 2006, another $50,000 on March 9, 2006 and $373 of accrued interest on April 11, 2006. Drs. Starr and Zankel and Mr. Sager did not own any shares of the Company’s common stock at the time when the Share Purchase Agreement was first approved and executed.
Pursuant to the terms of an asset purchase agreement, the Company and its wholly-owned subsidiary, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) purchased certain assets of Convivia, Inc., which is wholly-owned by Ted Daley, President of Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.). To date, in aggregate Mr. Daley received 200,000 shares of our common stock and $50,000 in cash bonuses and may receive additional common stock and cash bonuses based on the successful development of our Convivia development program. Mr. Daley was hired to develop the Convivia product candidate along with other clinical-stage programs at Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.).
With respect to our May and June 2008 private placement, Limetree Capital was issued warrants to purchase 1,882,650 shares of our common stock at an exercise price of $0.55 per share and cash commissions of $627,550. Erich Sager, the Chairman of our Board of Directors serves on the board of directors of Limetree Capital.
In the ordinary course of our business, our officers have loaned money to the Company by paying travel expenses and equipment and other costs from their personal funds on behalf of the Company. The Company has promptly reimbursed the officers.

Relationships Among Executive Officers and Directors
Our executive officers are elected by our Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our Directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Executive officers, Directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us or written representation that no other reports were required, during the period from May 25, 2006 to August 31, 2006, all officers, Directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
Since June 15, 2006, Burr, Pilger & Mayer LLP has served as our independent registered public accounting firm.
The following is a summary of the fees and services provided for fiscal years 2008 and 2007.

	Year Ended	Year Ended
Description of Services Provided by Burr, Pilger & Mayer LLP	August 31, 2008	August 31, 2007
Audit Fees:	$96,720	$75,843
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	41,798	5,883
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	4,980	18,540
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.
All Other Fees:
As provided in the Audit Committee charter, the Audit Committee pre-approves all of the services provided by its independent registered public accounting firm. 100% of the above services and estimates of the expected fees were reviewed and approved by the Audit Committee before the respective services were rendered.
The Audit Committee has considered the nature and amount of the fees billed by Burr, Pilger & Mayer LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Burr, Pilger & Mayer LLP’s independence.

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
Financial Statements
The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of August 31, 2008 and 2007	52

Consolidated Statements of Operations for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	53

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007 and 2008	55

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to August 31, 2008	58

Notes to Consolidated Financial Statements	60

Exhibits

(2)		Plan of Purchase, sale, reorganization, arrangement, liquidation or succession.
2.1	(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.2	(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3	(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006.
(3)		Articles of Incorporation / Bylaws.
3.1	(C), (L)	Certificate of Incorporation, as amended.
3.2	(C)	Bylaws adopted on May 4, 2006.
(4)		Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	(H)	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC.
4.2	(H)	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP.
4.3	(I)	Form of Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
4.4	(J)	Form of Placement Agent Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
(10)		Material Contracts.
10.1	(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.2	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.3	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.4	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.5	(C), (F),*	2006 Equity Incentive Plan, as amended.
10.6	(G)	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007.
10.7	(G)	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007.
10.8	(G)	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007.
10.9	(G)	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007.
10.10	(H)	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007.
10.11	(H)	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*.
10.12	(H)	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*.
10.13	(H)	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*.
10.14	(K)	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.15	(K)	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
23.1**		Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP.
24.1**		Power of Attorney (included in the signature page hereto).
(31)		Section 302 Certification.
31.1		Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2		Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
(32)		Section 906 Certification.
32.1		Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

(F)	The document referred to hereby is incorporated by reference from our Registration Statement on Form S-8 filed on February 28, 2007.

(G)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on January 14, 2008.

(H)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on April 15, 2008.

(I)	The document referred to hereby is incorporated by reference from our Form 8-K filed on May 22, 2008.

(J)	The document referred to hereby is incorporated by reference from our Form 8-K/A filed on May 28, 2008.

(K)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on July 9, 2008.

(L)	The document referred to hereby is incorporated by reference from our Registration Statement on Form 8-A filed on December 9, 2008.

*	The document referred to hereby is filed herewith.

**	The document referred to hereby is included in the original filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: December 23, 2008	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

*		Chief Executive Officer and Director	December 23, 2008
Christopher M. Starr, Ph.D.		(Principal Executive Officer)

/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto		Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2008

*		Director	December 23, 2008
Erich Sager

*		Director	December 23, 2008
Raymond William Anderson

*		Director	December 23, 2008
Richard L. Franklin, M.D., Ph.D.

By:	/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto Attorney-in-Fact

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibits

(2)		Plan of Purchase, sale, reorganization, arrangement, liquidation or succession.
2.1	(A)	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.
2.2	(B)	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.
2.3	(C)	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006.
(3)		Articles of Incorporation / Bylaws.
3.1	(C), (L)	Certificate of Incorporation, as amended.
3.2	(C)	Bylaws adopted on May 4, 2006.
(4)		Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	(H)	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC.
4.2	(H)	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP.
4.3	(I)	Form of Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
4.4	(J)	Form of Placement Agent Warrant to Purchase Shares of Common Stock of Raptor Pharmaceuticals Corp.
(10)		Material Contracts.
10.1	(D)	Form of Subscription Agreement between investors of the May 2006 Financing and Highland Clan Creations Corp.
10.2	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Christopher Starr dated May 1, 2006.
10.3	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Dr. Todd Zankel dated May 15, 2006.
10.4	(E)	Employment Agreement between Raptor Pharmaceutical Inc. and Ms. Kim Tsuchimoto dated May 1, 2006.
10.5	(C), (F)*	2006 Equity Incentive Plan, as amended.
10.6	(G)	Employment Agreement between Bennu Pharmaceuticals Inc. and Thomas E. Daley dated September 7, 2007.
10.7	(G)	Loan Agreement between Raptor Pharmaceuticals Corp. and Jupili Investments dated September 12, 2007.
10.8	(G)	Asset Purchase Agreement between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007.
10.9	(G)	Snyder Pay-Off Letter between Bennu Pharmaceuticals Inc., Raptor Pharmaceuticals Corp. and Harold Snyder dated October 17, 2007.
10.10	(H)	Merger agreement between Bennu Pharmaceuticals Inc. and Encode Pharmaceuticals, Inc. dated December 14, 2007.
10.11	(H)	Pharmaceutical development services agreement between Bennu Pharmaceuticals Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008*.
10.12	(H)	License agreement between Encode Pharmaceuticals, Inc. and Regents of the University of California dated October 31, 2007*.
10.13	(H)	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Bennu Pharmaceuticals Inc.) and the Regents of the University of California dated February 29, 2008*.
10.14	(K)	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
10.15	(K)	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Company and the investors listed on the signature pages thereto.
23.1**		Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP.
24.1**		Power of Attorney (included in the signature page hereto).
(31)		Section 302 Certification.
31.1		Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2		Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
(32)		Section 906 Certification.
32.1		Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.

(A)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 4, 2006.

(B)	The document referred to hereby is incorporated by reference from our Form 8-K filed on March 14, 2006.

(C)	The document referred to hereby is incorporated by reference from our Schedule 14C filed on May 15, 2006.

(D)	The document referred to hereby is incorporated by reference from our Form SB-2 filed on June 21, 2006.

(E)	The document referred to hereby is incorporated by reference from our current report on Form 8-K filed on May 26, 2006.

(F)	The document referred to hereby is incorporated by reference from our Registration Statement on Form S-8 filed on February 28, 2007.

(G)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on January 14, 2008.

(H)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on April 15, 2008.

(I)	The document referred to hereby is incorporated by reference from our Form 8-K filed on May 22, 2008.

(J)	The document referred to hereby is incorporated by reference from our Form 8-K/A filed on May 28, 2008.

(K)	The document referred to hereby is incorporated by reference from our Form 10QSB filed on July 9, 2008.

(L)	The document referred to hereby is incorporated by reference from our Registration Statement on Form 8-A filed on December 9, 2008.

*	The document referred to hereby is filed herewith.

**	The document referred to hereby is included in the original filing.