Form 10-Q
period 2008-11-30
RAPTOR PHARMACEUTICALS CORP.
filed 2009-01-13
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 60,430,047 shares of the registrant’s common stock, $.001 par value per share outstanding at January 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2008 (unaudited) and August 31, 2008	2
	Unaudited Condensed Consolidated Statements of Operations for the three month period ended November 30, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to November 30, 2008	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month period ended November 30, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to November 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4	Controls and Procedures	40
Part II - Other Information
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	Defaults Upon Senior Securities	55
Item 4	Submission Of Matters To A Vote Of Security Holders	55
Item 5	Other Information	55
Item 6	Exhibits	55
SIGNATURES		56

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	November 30, 2008	August 31, 2008
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$5,273,158	$7,546,912
Prepaid expenses and other	195,154	115,594
Total current assets	5,468,312	7,662,506	7,662,506

Intangible assets, net	2,628,667	2,663,291	2,663,291
Fixed assets, net	188,288	194,766
Deposits	100,207	100,207
Total assets	$8,385,474	$10,620,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$639,751	$565,593
Accrued liabilities	461,514	432,434
Deferred rent	3,042	2,951
Capital lease liability – current	3,631	2,302
Total current liabilities	1,107,938	1,003,280	1,003,280

Capital lease liability - long-term	9,827	-
Total liabilities	1,117,765	1,003,280

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 60,430,047 and 60,330,047 shares issued and outstanding as at November 30, 2008 and
August 31, 2008, respectively	60,430	60,330
Additional paid-in capital	22,321,564	22,212,449
Deficit accumulated during development stage	(15,114,285)	(12,655,289)
Total stockholders’ equity	7,267,709	9,617,490	10,620,770
Total liabilities and stockholders’ equity	$8,385,474	$10,620,770
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2008.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month period ended November 30,
	2008	2007

Revenues:	$-	$-

Operating expenses:
General and administrative	659,689	442,653
Research and development	1,820,400	797,262
In-process research and development	-	240,625
Total operating expenses	2,480,089	1,480,540

Loss from operations	(2,480,089)	(1,480,540)

Interest income	21,777	19,915
Interest expense	(686)	(39,357)
Net loss	$(2,458,998)	(1,499,982)

Net loss per share:
Basic and diluted	$(0.04)	(0.04)

Weighted average shares
outstanding used to compute:
Basic and diluted	60,375,102	33,367,601

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

For the cumulative period from September 8, 2005 (inception) to November 30, 2008

Revenues:	$-

Operating expenses:
General and administrative	4,927,936
Research and development	10,124,566
In-process research and development	240,625
Total operating expenses	15,293,127

Loss from operations	(15,293,127)

Interest income	286,936
Interest expense	(108,094)
Net loss	$(15,114,285)

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the three month period ended November 30,		For the cumulative period from September 8, 2005 (inception) to
	2008	2007	November 30, 2008
Cash flows from operating activities:
Net loss	$(2,458,998)	$(1,499,982)	$(15,114,285)
Adjustments to reconcile net loss to net cash
used in operating activities:
Employee stock-based compensation	116,518	104,779	977,051
Consultant stock-based compensation	12,993	7,404	372,513
Amortization of intangible assets	34,626	1,875	141,335
Depreciation of fixed assets	21,996	35,089	288,243
In-process research and development	-	240,625	240,625
Amortization of capitalized finder’s fee	-	39,231	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses	(79,560)	25,447	(195,154)
Intangible assets	-	-	(150,000)
Deposits	-	-	(100,207)
Accounts payable	74,158	74,645	639,751
Accrued liabilities	29,080	(69,705)	461,514
Deferred rent	91	(1,184)	3,042
Net cash used in operating activities	(2,249,096)	(1,041,776)	(12,295,572)
Cash flows from investing activities:
Purchase of fixed assets	(3,592)	-	(457,210)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	15,000,000
Proceeds from the exercise of common stock warrants	-	1,925,000	3,895,000
Proceeds from the exercise of common stock options	-	-	8,700
Fundraising costs	(20,296)	-	(1,181,895)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(770)	(598)	(5,865)
Net cash provided by (used in) financing activities	(21,066)	1,924,402	18,025,940
Net increase (decrease) in cash and cash equivalents	(2,273,754)	882,626	5,273,158
Cash and cash equivalents, beginning of period	7,546,912	2,627,072	-
Cash and cash equivalents, end of period	$5,273,158	$3,509,698	$5,273,158
Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$14,006	$-	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$102,000	$102,000
Common stock issued in asset purchase	$-	$240,625	$2,898,624
The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceuticals Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency and DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), Huntington’s Disease and Batten Disease. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. The Company’s fiscal year end is August 31.

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

See the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) incorporated in Delaware on September 8, 2005 (date of inception) and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through November 30, 2008, the Company had accumulated losses of approximately $15.1 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at November 30, 2008 will be sufficient to meet the Company’s obligations into the second calendar quarter of 2009. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

(d) Segment Reporting

The Company has determined that it operates as two operating segments, preclinical development and clinical development. In the prior fiscal years, the Company operated only in one preclinical segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. Below is a break-down of the Company’s net loss and total assets by operating segment:

	For the three month period ended November 30,
	2008			2007
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(796,343)	$(1,662,655)	$(2,458,998)	N/A	N/A	N/A
Total assets	1,463,910	6,921,564	8,385,474	N/A	N/A	N/A

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

	November 30,
	2008	2007
Warrants to purchase common stock	13,258,276	60,000
Options to purchase common stock	3,968,227	3,173,300
Total potentially dilutive securities	17,226,503	3,233,300

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

(n) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. The Company has determined that SFAS 157 had no material impact on its financial position for the three month period ended November 30, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 159 as of September 1, 2008. The Company has determined that SFAS 159 had no material impact for the three month period ended November 30, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company adopted EITF 07-03 as of September 1, 2008. The Company has determined that EITF 07-03 had no material impact on its financial results for the three month period ended November 30, 2008.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is assessing the impact of the adoption of SFAS 161, but anticipates that SFAS 161 will not have a material effect on its financial position, consolidated results of operations and consolidated cash flows once it is adopted on December 1, 2008.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its condensed consolidated financial statements.

In May 2008, the FASB released FASB Staff Position (“FSP”) APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, the Company anticipates adopting FSP APB 14-1 as of September 1, 2009. The Company is in the process of evaluating the impact, if any, of FSP APB 14-1 on its condensed consolidated financial statements.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of November 30 and August 31, 2008 based on the estimated fair value of its agreement with BioMarin.

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

Raptor common stock issued (number of shares)	3,444,297
Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis (number of shares)	351,359
Total shares of common stock used to value the transaction	3,795,656
Average closing price of Raptor’s common stock 2 days before and after the close of the merger	$ 0.586
Value of Raptor common stock portion of transaction	$ 2,224,254
Value (based on Carpenter model) of warrants issued in connection with transaction, net of legal fees	395,746
Intangible asset (IP license) related to the Encode merger, gross	$ 2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000
Total gross intangible assets	2,770,000
Less accumulated amortization	(141,333)
Intangible assets, net	$2,628,667

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the three month periods ended November 30, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to November 30, 2008, the Company amortized $34,625, $1,875 and $141,333, respectively, of intangible assets to research and development expense.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	November 30, 2008	August 31, 2008	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	63,294	59,703	3 years
Capital lease equipment	14,006	7,397	Shorter of life of asset or lease term
	471,213	461,013
Less: accumulated depreciation	(282,925)	(266,247)
Total fixed assets, net	$188,288	$194,766

Depreciation expense for the three month periods ended November 30, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to November 30, 2008 was $21,996, $35,089 and $282,925, respectively. Accumulated depreciation on capital lease equipment was $718 and $5,446 as of November 30 and August 31, 2008, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	November 30, 2008	August 31, 2008
Milestone fees	$200,000	$-
Consulting – research and development	57,023	7,578
Legal fees	52,974	51,503
Auditing and tax preparation fees	34,940	66,307
Preclinical studies	25,000	48,165
Salaries and wages	24,014	44,165
Consulting - administrative	20,000	30,000
Accrued vacation	16,249	17,728
Clinical trial materials	14,825	-
Lab reagents	8,734	27,024
Clinical trial costs	-	114,514
Patent costs	-	10,000
Prepaid conference expense	-	5,490
Other	7,755	9,960
Total	$461,514	$432,434

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) IN PROCESS RESEARCH AND DEVELOPMENT

On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 437,500 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to FAS 2 Paragraph 11(c), Intangibles Purchased From Others, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $0.55 per share multiplied by the aggregate number of shares of Raptor common stock issued or 437,500 for a total expense of $240,625 recorded on Raptor’s condensed consolidated statement of operations during the three month period ended November 30, 2007.

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

Employee stock-based compensation expense for the three month periods ended November 30, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to November 30, 2008 was $116,518, $104,779 and $977,051, of which cumulatively $831,158 was included in general and administrative expense and $145,893 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Annual Volatility	Annual Turnover Rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	99.75%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three month periods ended November 30, 2008 and 2007 and for the cumulative period from September 8, 2005 (inception) to November 30, 2008, were $12,993, $7,404 and $372,513, respectively, of which cumulatively $75,124 was included in general and administrative expense and $297,389 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan, as amended, is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	958,427	$0.53	-	$0.51
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2008	3,893,227	$0.59	2,577,347	$0.56
Granted	75,000	$0.25	-	$0.24
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2008	3,968,227	$0.59	2,848,221	$0.55

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of November 30, 2008 and 2007 were both zero.

There were 2,017,273 options available for grant under the 2006 Equity Compensation Plan, as amended, as of November 30, 2008. As of November 30, 2008, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options Outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$0 to $0.60	3,379,827	8.14	$0.57	2,343,155	$0.59
$0.601 to $0.70	588,400	7.50	$0.67	505,066	$0.67
	3,968,227	8.05	$0.59	2,848,221	$0.60

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At November 30, 2008, the total unrecognized compensation cost was approximately $333,000. The weighted average period over which it is expected to be recognized is one and three quarter years.

(8) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the cumulative period from September 8, 2005 (inception) through November 30, 2008, the Company received $3.895 million from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the cumulative period from September 8, 2005 (inception) through November 30, 2008, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of November 30, 2008 was 60,430,047 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 100,000 shares of valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 100,000 shares of restricted Raptor common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the three month period ended November 30, 2007.

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

                In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, the University may terminate the license or otherwise cause the license to become non-exclusive. As of November 30, 2008, the Company accrued $200,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of common stock outstanding as of November 30, 2008:

		Common Stock
Transaction	Date	Issued

Founders’ shares	Sept. 2005	6,000,000
Seed round	Feb. 2006	2,000,000
PIPE concurrent with reverse merger	May 2006	8,333,333
Shares issued in connection with reverse merger	May 2006	13,300,000
Warrant exercises	Jan. - Nov. 2007	6,491,667
Stock option exercises	Mar. 2007	14,500
Loan finder’s fee	Sept. 2007	200,000
Convivia asset purchase	Oct. 2007- Nov. 2008	637,500
Encode merger DR Cysteamine asset purchase	Dec. 2007	3,444,297
Shares issued pursuant to consulting agreement	May 2008	8,750
PIPE - initial tranche	May 2008	4,420,000
PIPE – second tranche	May 2008	300,000
PIPE – third tranche	June 2008	15,280,000
Total shares of common stock outstanding		60,430,047

(9) WARRANTS

The table reflects the number common stock warrants outstanding as of November 30, 2008:

Summary of outstanding warrants:	Number of Shares Exercisable	Exercise Price		Expiration Date
Issued in lieu of deferred legal fees	60,000	$ 0.60		2/13/2011
Issued in connection with Encode merger	97,480	$ 0.56		12/13/2015
Issued in connection with Encode merger	1,000,796	$ 0.67		12/13/2015
Issued to PIPE investors in May / June 2008	10,000,000	$0.75 / $0.90	*	5/21/2010
Issued to placement agents in May / June 2008	2,100,000	$ 0.55		5/21/2013
Total warrants outstanding	13,258,276	$ 0.70	**

* First year exercisable at $0.75; second year exercisable at $0.90
** Average exercise price

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11) COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS WITH BIOMARIN

Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to our Receptor Associated Protein (“RAP”) based technology (including NeuroTransTM), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

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

100,000 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. On March 31, 2008, the Company issued 100,000 shares of Raptor’s Common Stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM for the Company’s planned clinical trials, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM for the Company’s planned clinical trials.

100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after it receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (“Major Market”).

50,000 shares of our restricted, unregistered Common Stock within fifteen (15) days after the Company receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.

100,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of completing predetermined benchmarks in a Major Market by the Company or its licensee of the first phase II human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of the Company’s restricted, unregistered Common Stock within thirty (30) days of such Successful Completion. In October 2008, the Company issued 100,000 shares of Raptor’s Common Stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

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

As discussed above, in aggregate, the Company has issued to Mr. Daley, 200,000 shares of Raptor’s common stock valued at $83,000 and paid $30,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE

As a result of the merger between our clinical subsidiary and Encode, as discussed in Note 10 above, the Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which we have fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2008, the Company has fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of November 30, 2008, the Company accrued $200,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

OFFICE LEASE

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expires in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). During the three month periods ended November 30, 2008 and 2007 and the cumulative period from September 8, 2005 (inception) to November 30, 2008, the Company paid $31,645, $29,292 and $271,210, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$91,992
Fiscal year ending August 31, 2010	124,226
September 1, 2010 to March 31, 2011	73,698

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

The future lease payments under the capital lease are as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$ 4,221
Fiscal year ending August 31, 2010	5,625
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	17,346
Less interest	(3,888)
Total current and long-term capital lease liability	$ 13,458

Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

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

The future commitments pursuant to the research agreement are as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$75,000

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRECLINICAL STUDY AGREEMENTS

In 2008, the Company commenced a preclinical studies with a clinical research organization for one of its early-stage preclinical programs. This research study is being performed pursuant to a research contract and protocol and are paid in installments throughout the study. The future commitments pursuant to this research contract is as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$50,000

CLINICAL STUDY AGREEMENTS

In June 2008, the Company entered into a clinical study collaboration agreement with the University of California, San Diego to study DR Cysteamine in juvenile patients with non-alcoholic steatohepatitis, also known as NASH. The future commitments pursuant to this clinical study agreement is as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$108,694

FORMULATION / MANUFACTURING AGREEMENTS

In January and April 2008, the Company executed two agreements with one contract manufacturing organization to formulate and manufacture 4-MP for its ConviviaTM program and DR Cysteamine for its Cystinosis program, respectively. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. Also in July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. The future commitments pursuant to these contracts are as follows:

Period	Amount
December 1, 2008 through August 31, 2009	$750,662

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All statements, other than statements of historical facts, included in this Quarterly Report, including our financial condition, future results of operation, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Quarterly Report. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors,” and including, but not limited to, the following:

-	our need for, and our ability to obtain, additional funds;
-	uncertainties relating to clinical trials and regulatory reviews;
-	our dependence on a limited number of therapeutic compounds;
-	the early stage of the products we are developing;
-	the acceptance of any future products by physicians and patients;
-	competition and dependence on collaborative partners;
-	loss of key management or scientific personnel;
-	our ability to obtain adequate intellectual property protection and to enforce these rights;
-	our ability to avoid infringement of the intellectual property rights of others; and
-	the other factors and risks described under the section captioned “Risk Factors” as well as other factors not identified therein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, the factors discussed in this Quarterly Report could cause actual results or outcomes to differ materially and/or adversely from those expressed in any forward-looking statements made by us or on our behalf, and therefore we cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on any such forward-looking statements. We cannot give you any assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate and the forward-looking events discussed in this Quarterly Report may not occur. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.

PLAN OF OPERATION

You should read the following discussion in conjunction with our condensed consolidated financial statements as of November 30, 2008, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceuticals Corp. and its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.).

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report, particularly under the heading “Risk Factors.”

Plan of Operation and Overview

We believe that we are building a balanced pipeline of drug candidates that may expand the reach and benefit of existing therapeutics. Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.

Our current pipeline includes five clinical development programs plus three preclinical programs that are based upon our proprietary drug-targeting platforms.

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

In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM, our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, at the National Research Council in Winnipeg, Manitoba, Canada, showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs.

HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTideTM has shown to bind to lipoprotein receptor-related protein (“LRP1”) receptors on hepatocytes. We believe that the pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.

There are additional factors that favor the suitability of RAP as an HCC targeting agent:

RAP is captured by hepatocytes with efficiency, primarily on first-pass.
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

We are evaluating conjugates between HepTideTM and a chemotherapeutic for testing in vitro and in appropriate preclinical models for the potential treatment of HCC.

We are also evaluating conjugates between HepTideTM and an antiviral agent for testing in vitro and in appropriate preclinical models for the potential treatment of hepatitis C.

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

In the next phase of the NeuroTrans™ program, we plan to work with a collaborator that has available sophisticated scanning electron microscopy imaging capabilities that could enable us to carry out experiments to determine whether the NeuroTrans™ peptide is able to enter the brain tissue through the process of transcytosis. Using this imaging technology we plan to assess the time frame of transport, the extent or amount of NeuroTrans™ transported, and the bio-distribution of NeuroTrans™ within various brain compartments. If these experiments are positive, we plan to proceed to the next step of testing the potential of NeuroTrans™ peptides to deliver our collaborator’s proprietary molecules across the blood-brain barrier in preclinical models.

 Development of WntTideTM for the Potential Treatment of Cancer

Human mesoderm development protein (“Mesd”) is a chaperone protein necessary for the proper folding of LRP5 and LRP6, two receptor proteins that have been shown to have the following effects:

-LRP5 is a protein involved in the regulation of bone mass.
-Wnt-signaling through LRP 6 has been shown to make breast cancer cells more aggressive. Studies by Dr.

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

In November 2006, we licensed the use of Mesd from Washington University in St. Louis for the potential treatment of cancer and bone density disorders. In June 2007, our preclinical study demonstrated that both Mesd and WntTide™ accelerated bone loss in a model of osteoporosis, suggesting inhibition of a key cellular signaling pathway was taking place. These findings indicate that WntTide™ may treat diseases known to be caused by an over-activation of the Wnt pathway, including certain forms of breast cancer. We plan to further test WntTide™ in preclinical studies of relevant cancers to assess the value of WntTide™ as an anti-tumor agent.

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

Development of DR Cysteamine for the Potential Treatment of Nephropathic Cystinosis and Other Diseases

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

Immediate release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and EMEA approved drug to treat cystinosis. Immediate release cysteamine is effective at preventing or delaying kidney transplants in cystinosis patients, however, patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to bypass the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

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

Convivia™ is our proprietary oral formulation of 4-methylpyrazole (“4-MP”) intended for the potential treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. ConviviaTM is designed to lower systemic acetaldehyde levels and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.

We received an IND exemption from the FDA for investigation of oral 4-MP for the treatment of ALDH2 deficiency in January 2008. In April 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and the reported results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of the ALDH2 deficient adult population. We are seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.

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

Business Development Activities

As part of our ongoing business development activities, we intend to seek out industry partners interested in potential clinical applications of our proprietary molecules and co-development or drug partnerships. In the cancer area, we plan to contact institutions and companies with an expressed interest in developing therapeutics to our potential anti-cancer targets. Out-licensing arrangements with these companies may include technology transfer, partnerships, or joint ventures. Joint activities may include drug product candidate development, drug product candidate manufacturing, preclinical testing or clinical research studies. We plan to enter partnerships with one or more pharmaceutical companies in Asian countries for development and commercialization of our ConviviaTM   product candidate. We also plan to seek distribution or co-development agreements with one or more companies for ex-US territories for our DR Cysteamine product candidate. There can be no assurance that we will be able to identify appropriate industry partners or, if we are able to, that we will be able to enter into mutually acceptable agreements with them on terms that are satisfactory to us, or at all.

We also intend to continue our efforts to in-license or acquire clinical stage products and preclinical drugs or drug technologies. These products may be in later stage clinical development or already approved and on the market. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.

Recent Developments

Purchase of ConviviaTM

In October 2007, we purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of our common stock, an additional 200,000 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, we issued to Mr. Daley 100,000 shares of our common stock pursuant to our Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, we issued to Mr. Daley 100,000 shares of our common stock and a $30,000 cash bonus as a result of fulfilling a clinical milestone.

Purchase of DR Cysteamine

In December 2007, through a merger between Encode Pharmaceuticals, Inc. (“Encode”) and our wholly owned subsidiary, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.), we purchased certain assets, including the clinical development rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, we issued 3,444,297 shares of our common stock to the stockholders of Encode (“Encode Stockholders”), options (“Company Options”) to purchase up to, in the aggregate, 357,427 shares of our common stock to the optionholders of Encode (“Encode Optionholders”), and warrants (“Company Warrants”) to purchase up to, in the aggregate, 1,098,276 shares of our common stock to the warrantholders of Encode (“Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such agreement. Such common stock, Company Options to purchase our common stock, and Company Warrants to purchase our common stock combine for an aggregate amount of 4.9 million shares of our common stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of our common stock, Company Options and Company Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, prior to the merger with Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.), Encode paid an initial license fee and we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2008 by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of November 30, 2008, we accrued $200,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our condensed consolidated financial position.

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

For the three month period ended November 30, 2008, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:  risk-free interest rate of 1.5%; 7 year expected life; 170% volatility; 10% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors:  the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven years; the expected life was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on the over the counter bulletin board; the turnover rate was based on our assessment of the size of our company and the minimum potential for employee turnover at the current development-stage of our company; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.

If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our condensed consolidated financial statements for further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

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

Liquidity and Capital Resources

Capital Resource Requirements

As of November 30, 2008, we had approximately $5.3 million in cash, approximately $1.1 million in current liabilities and approximately $4.4 million of net working capital. Our forecasted average monthly cash expenditures for the next twelve months are approximately $700,000.

We believe that our cash and cash equivalents balances as of November 30, 2008, will be sufficient to meet our obligations into the second calendar quarter of 2009.

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

For the next 12 months, we intend to expend a total of approximately $8.3 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, ConviviaTM and DR Cysteamine. Our ability to implement our 12-month operating plan is dependent upon raising long-term financing as noted below.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Spending for the Next 12 Months:
Research and Development Activities	$ 5,500,000
Research and Development Compensation and Benefits	940,000
General and Administrative Activities	1,240,000
General and Administrative Compensation and Benefits	600,000
Capital Expenditures	20,000
Total	$8,300,000

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $5,500,000.

Officer and Employee Compensation

We currently employ four executive officers. We also have two permanent scientific staff members, one permanent clinical development staff member, one permanent finance staff member and one temporary part-time research intern. Assuming we obtain additional long-term financing, we anticipate spending up to approximately $1.54 million in officer and employee compensation during the next 12 months, of which $0.94 million is allocated to research and development expenses and $0.6 million is allocated to general and administrative expenses. We are currently conducting a search to hire a medical director to oversee our clinical trials, which should directly offset our research and development consulting expenses.

General and Administrative

Assuming we obtain additional long-term financing, we anticipate spending approximately $1,240,000 on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses excluding finance and administrative compensation.

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

Contractual Obligations with BioMarin

Pursuant to the terms of the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM),   we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

-	$50,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;
-	$100,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;
-	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTransTM product candidate;
-	$2,500,000 upon our successful completion of a Phase II human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;
-	$5,000,000 upon our successful completion of a Phase III human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;
-	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTransTM product candidate;
-	$5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTransTM product candidate;
-

$5,000,000 within 60 days after the end of the first calendar year in which our aggregated revenues derived from drug product candidates based on our NeuroTransTM product candidate exceed $100,000,000; and

-

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

Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement (“Asset Purchase Agreement”) that our wholly-owned subsidiary, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.), and we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

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

100,000 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by us or our licensee of the first phase II human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion. In October 2008, we issued 100,000 shares of our common stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

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

As discussed above, in aggregate, we issued to Mr. Daley, 200,000 shares of Raptor’s common stock valued at $83,000 and paid $30,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products (which, as of our fiscal year ended August 31, 2008, we have fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of November 30, 2008, we accrued $200,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with its parent, Raptor Pharmaceuticals Corp. and its other subsidiary, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.). Earnings per share for periods prior to the merger have been restated to reflect the number of equivalent shares received by the acquiring company.

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

New Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. We have determined that SFAS 157 had no material impact on our financial results for the three month period ended November 30, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 159 as of September 1, 2008. We have determined that SFAS 159 had no material impact on our financial results for the three month period ended November 30, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we adopted EITF 07-03 as of September 1, 2008. We have determined that EITF 07-03 had no material impact on our financial results for the three month period ended November 30, 2008.

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

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions we complete after September 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are assessing the impact of the adoption of SFAS 161, but anticipate that SFAS 161 will not have a material effect on our financial position, condensed consolidated results of operations and condensed consolidated cash flows once we adopted it on December 1, 2008.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section

411, the meaning of “Present Fairly in Conformity with GAAP”. We are in the process of evaluating the impact, if any, of SFAS 162 on our condensed consolidated financial statements.

In May 2008, the FASB released FASB Staff Position (“FSP”) APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we anticipate adopting FSP APB 14-1 as of September 1, 2009. We are in the process of evaluating the impact, if any, of FSP APB 14-1 on our condensed consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

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

As of November 30, 2008, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at November 30, 2008, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $51,000 annually, however it would have no effect on the fair value of the money market principal balances.

Of our total consolidated cash and cash equivalent balance of approximately $5.3 million, our money market balances represent $5.1 million or 97%.

Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations The carrying value of our capital lease obligation approximates its fair value at November 30, 2008.

Item 4. Controls and Procedures.

As of November 30, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our quarterly report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of November 30, 2008, are effective at such reasonable assurance level. There can be no assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2008. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of November 30, 2008.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

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

Item 1A. Risk Factors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section before making a decision to invest in our common stock, together with all of the other information contained in this Quarterly Report. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of November 30, 2008 have been prepared assuming that we will continue as a going concern. As of November 30, 2008, we had an accumulated deficit of approximately $15.1 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.

We believe that our cash and cash equivalents balances as of November 30, 2008 of approximately $5.3 million will be sufficient to meet our obligations into the second calendar quarter of 2009. These estimates are based on assumptions that may prove to be wrong. We anticipate that we will need to raise funds in the future for the continued development of our drug development programs. We will need to sell equity or debt securities to raise additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

If we obtain additional financing, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

-	the progress, timing and scope of our preclinical studies and clinical trials;
-	the time and cost necessary to obtain regulatory approvals;
-	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
-	the time and cost necessary to respond to technological and market developments; and
-

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

Moreover, our fixed expenses such as rent, collaboration and license payments and other contractual commitments are substantial and will likely increase in the future. These fixed expenses are likely to increase because we expect to enter into:

-	additional licenses and collaborative agreements;
-	contracts for manufacturing, clinical and preclinical research, consulting, maintenance and administrative services; and

-	financing facilities.

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

We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates. These include:

-	the possibility that preclinical testing or clinical trials may show that our drug product candidates are ineffective and/or cause harmful side effects;
-	our drug product candidates may prove to be too expensive to manufacture or administer to patients;
-	our drug product candidates may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;
-	our drug product candidates, if approved, may not be produced in commercial quantities or at reasonable costs;
-	our drug product candidates, if approved, may not achieve commercial acceptance;
-	regulatory or governmental authorities may apply restrictions to our drug product candidates, which could adversely affect their commercial success; and
-	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our drug product candidates.

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

It will take several years before we are able to develop marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

-	conduct research, preclinical testing and human studies;
-	establish pilot scale and commercial scale manufacturing processes and facilities; and
-	establish and develop quality control, regulatory, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

-	the pace of scientific progress in our research and development programs and the magnitude of these programs;
-	the scope and results of preclinical testing and human clinical trials;
-	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
-	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
-	competing technological and market developments;
-	our ability to establish additional collaborations;
-	changes in our existing collaborations;
-	the cost of manufacturing scale-up; and
-	the effectiveness of our commercialization activities.

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

If any of our future clinical development drug product candidates become the subject of problems, including those related to, among others:

-	efficacy or safety concerns with the drug product candidates, even if not justified;
-	unexpected side-effects;
-	regulatory proceedings subjecting the drug product candidates to potential recall;
-	publicity affecting doctor prescription or patient use of the drug product candidates;
-	pressure from competitive products; or
-	introduction of more effective treatments;

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

-

Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the U.S., the EU, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.

-

Information from our competitors or the academic community indicating that current products or new products are more effective than our future products could, if and when it is generated, impede our market penetration or decrease our future market share.

-	Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our future products.
-	The price for our future products, as well as pricing decisions by our competitors, may have an effect on our revenues.
-

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

In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

-	we will not be able to produce enough RAP drug product candidates for testing;
-	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
-	the targeted receptors are not transported across the blood-brain barrier;
-	other features of the blood-brain barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;
-	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
-	targeting of the selected receptors induces harmful side-effects which prevent their use as drugs, or
-	that our RAP drug product candidates themselves cause unacceptable side-effects.

Any of these conditions may preclude the use of RAP or RAP fusion compounds from potentially treating diseases affecting the brain.

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

We own or license patent applications related to certain of our drug product candidates. However, these patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

-	We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.
-

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

-

Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing drug product candidates, which could increase our operating expenses and delay product programs.

-	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.
-

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

The current disruptions in the financial markets could affect our ability to obtain financing on favorable terms (or at all).

The U.S. credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and, even if available, have caused the cost of prospective financings to increase. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the debt and equity markets may negatively impact our ability to access financing on favorable terms or at all. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our ability to raise other types of financing.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

If we establish a trading market for our common stock, the market price of that stock is likely to fluctuate due to factors including:

-	results of our preclinical studies and clinical trials;
-	commencement and progress of our drug product candidates through the regulatory process;
-	announcements of technological innovations or new products by us or our competitors;
-	government regulatory action affecting our drug product candidates or our competitors’ drug products in both the U.S. and foreign countries;
-	developments or disputes concerning patent or proprietary rights;
-	general market conditions and fluctuations for the emerging growth biotechnology and pharmaceutical market sectors;
-	economic conditions and broad market fluctuations in the U.S. or abroad; and
-	actual or anticipated fluctuations in our operating results.

Anti-takeover provisions under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. In December 2008, we entered into a stockholder rights plan with Nevada Agency & Trust Company, as Rights Agent. The terms of the stockholder rights plan provide for a dividend distribution, as authorized and declared by our board of directors, of one preferred stock purchase right for each outstanding share of our common stock to stockholders of record on and after the close of business on December 19, 2008. Each such right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series A junior participating preferred stock, par value $0.001 per share, of the Company, at a purchase price equal to $5.50 per right, subject to adjustment. The rights will, subject to certain exceptions, cause substantial dilution to a person or group that acquires 20% or more of our common stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third-party making an offer for an acquisition of us. In connection with the stockholder rights plan, our board of directors designated 1,000,000 shares of preferred stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock. The Certificate of Designation, which amended our Certificate of Incorporation, was filed with the Secretary of State of the State of Delaware on December 9, 2008.

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock, none of which are issued or outstanding and to determine without any further action by our stockholders the terms of 9,000,000 shares of such preferred stock. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Our charter contains provisions that may enable our management to resist an unwelcome takeover attempt by a third party, including: a prohibition on actions by written consent of our stockholders; the fact that stockholder meetings must be called by our Board of Directors; and provisions requiring stockholders to provide advance notice of proposals. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended November 30, 2008, we entered into a stock option agreement under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 75,000 shares of our common stock:

		Number of Stock
Grant Date / Type of Stock Option(1)	Type of Optionee	Options	Exercise Price	Vesting
OOctober 6, 2008 / ISO	Employee	75,000	$0.25	(2)

(1)	ISO — Incentive stock option. Stock option expires ten years from grant date.

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

Date: January 13, 2009

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2009

Exhibit Index
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