Form 10-Q
period 2009-02-28
RAPTOR PHARMACEUTICALS CORP.
filed 2009-04-13
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

There were 60,430,047 shares of the registrant’s common stock, $.001 par value per share outstanding at April 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 28, 2009 (unaudited) and August 31, 2008	2
	Unaudited Condensed Consolidated Statements of Operations for the three month and six month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 8, 2005 (inception) to February 28, 2009	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 8, 2005 (inception) to February 28, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4	Controls and Procedures	43
Part II - Other Information
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3	Defaults Upon Senior Securities	57
Item 4	Submission Of Matters To A Vote Of Security Holders	57
Item 5	Other Information	57
Item 6	Exhibits	57
SIGNATURES		58

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28, 2009	August 31, 2008
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$3,317,997	$7,546,912
Prepaid expenses and other	120,196	115,594
Total current assets	3,438,193	7,662,506	7,662,506

Intangible assets, net	2,594,042	2,663,291	2,663,291
Fixed assets, net	167,001	194,766
Deposits	100,207	100,207
Total assets	$6,299,443	$10,620,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$779,022	$565,593
Accrued liabilities	384,786	432,434
Deferred rent	3,134	2,951
Capital lease liability – current	3,786	2,302
Total current liabilities	1,170,728	1,003,280	1,003,280

Capital lease liability - long-term	8,820	-
Total liabilities	1,179,548	1,003,280

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 60,430,047 and 60,330,047 shares issued and outstanding as at February 28, 2009 and
August 31, 2008, respectively	60,430	60,330
Additional paid-in capital	22,424,588	22,212,449
Deficit accumulated during development stage	(17,365,123)	(12,655,289)
Total stockholders’ equity	5,119,895	9,617,490	10,620,770
Total liabilities and stockholders’ equity	$6,299,443	$10,620,770
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2008.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month period
	from December 1, 2008 to February 28, 2009	from December 1, 2007 to February 29, 2008

Revenues:	$-	$-

Operating expenses:
General and administrative	604,574	610,475
Research and development	1,653,854	1,252,968
In-process research and development	-	-
Total operating expenses	2,258,428	1,863,443

Loss from operations	(2,258,428)	(1,863,443)

Interest income	8,185	20,879
Interest expense	(595)	(47,518)
Net loss	$(2,250,838)	$(1,890,082)

Net loss per share:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares
outstanding used to compute:
Basic and diluted	60,430,047	39,577,857

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
	For the six month period
			For the cumulative
	from September 1, 2008 to February 28, 2009	from September 1, 2007 to February 29, 2008	period from September 8, 2005 (inception) to February 28, 2009

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,264,263	1,053,128	5,532,510
Research and development	3,474,253	2,050,229	11,778,419
In-process research and development	-	240,625	240,625
Total operating expenses	4,738,516	3,343,982	17,551,554

Loss from operations	(4,738,516)	(3,343,982)	(17,551,554)

Interest income	29,963	40,795	295,122
Interest expense	(1,281)	(86,875)	(108,691)
Net loss	$(4,709,834)	$(3,390,062)	$(17,365,123)

Net loss per share:
Basic and diluted	$(0.08)	$(0.09)

Weighted average shares
outstanding used to compute:
Basic and diluted	60,402,423	36,470,331

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the six month period		For the cumulative period from
	from September 1, 2008 to February 28, 2009	from September 1, 2007 to February 29, 2008	September 8, 2005 (inception) to February 28, 2009
Cash flows from operating activities:
Net loss	$(4,709,834)	$(3,390,062)	$(17,365,123)
Adjustments to reconcile net loss to net cash used in operating activities:

Employee stock-based compensation exp.	225,291	212,318	1,085,824
Consultant stock-based compensation exp.	22,795	204,112	382,315
Amortization of intangible assets	69,249	25,582	175,958
Depreciation of fixed assets	45,766	70,178	312,013
In-process research and development	-	240,625	240,625
Amortization of capitalized finder’s fee	-	86,308	102,000
Capitalized acquisition costs previously expensed	-	38,000	38,000
Changes in assets and liabilities:
Prepaid expenses	(4,602)	24,077	(120,195)
Intangible assets	-	-	(150,000)
Deposits	-	(80,000)	(100,207)
Accounts payable	213,429	176,708	779,022
Accrued liabilities	(47,648)	96,239	384,786
Deferred rent	183	(2,369)	3,134
Net cash used in operating activities	(4,185,371)	(2,298,284)	(14,231,848)
Cash flows from investing activities:
Purchase of fixed assets	(6,075)	-	(459,691)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	15,000,000
Proceeds from the exercise of common stock warrants	-	1,925,000	3,895,000
Proceeds from the exercise of common stock options	-	-	8,700
Fundraising costs	(35,848)	-	(1,197,447)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,621)	(1,215)	(6,717)
Net cash provided by (used in) financing activities	(37,469)	1,923,785	18,009,536
Net increase (decrease) in cash and cash equivalents	(4,228,915)	(374,499)	3,317,997
Cash and cash equivalents, beginning of period	7,546,912	2,627,072	-
Cash and cash equivalents, end of period	$3,317,997	$2,252,573	$3,317,997
Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$14,006	$-	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$102,000	$102,000
Common stock issued in asset purchase	$-	$2,898,624	$2,898,624
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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.

See the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) incorporated in Delaware on September 8, 2005 (date of inception) and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 28, 2009, the Company had accumulated losses of approximately $17.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at February 28, 2009 will be sufficient to meet the Company’s obligations into the third calendar quarter of 2009. The Company is currently in the process of raising equity funds and reviewing strategic partnerships, collaborations and merger candidates in order to fully fund its preclinical and clinical programs into the second calendar quarter of 2010, at which time the Company anticipates raising a more significant round of financing. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership, but it cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

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

(d) Segment Reporting

The Company has determined that it operates in two operating segments, preclinical development and clinical development. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. Below is a break-down of the Company’s net loss and total assets by operating segment:

	For the three month period
	from December 1, 2008 to February 28, 2009			from December 1, 2007 to February 29, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(808,819)	$(1,442,019)	$(2,250,838)	$(982,920)	$(907,162)	$(1,890,082)
Total assets	945,233	5,354, 210	6,299,443	2,732,536	2,779,743	5,512,279

	For the six month period
	from September 1, 2008 to February 28, 2009			from September 1, 2007 to February 29, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(1,605,161)	$(3,104,673)	$(4,709,834)	$(1,838,894)	$(1,551,168)	$(3,390,062)
Total assets	945,233	5,354, 210	6,299,443	2,732,536	2,779,743	5,512,279

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(g) Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, lab equipment, computer hardware and software and capital lease equipment, are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements that have useful lives estimated at greater than one year are capitalized, while repairs and maintenance are charged to expense as incurred.

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

(j) Research and Development

The Company is an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.

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

	February 28, 2009	February 29, 2008
Warrants to purchase common stock	13,258,276	1,158,276
Options to purchase common stock	4,093,227	3,530,727
Total potentially dilutive securities	17,351,503	4,689,003

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

(n) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. The Company has determined that SFAS 157 had no material impact on its financial position for the three and six month periods ended February 28, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 159 as of September 1, 2008. The Company has determined that SFAS 159 had no material impact for the three and six month periods ended February 28, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company adopted EITF 07-3 as of September 1, 2008. The Company has determined that EITF 07-3 had no material impact on its financial results for the three and six month periods ended February 28, 2009.

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for the Company as of September 1, 2009. The Company is currently evaluating the impact of EITF 07-1 on its financial position and results of operations. Based upon the nature of the Company’s business, EITF 07-1 could have a material impact on its financial position and consolidated results of operations in future years.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions, if any, completed after September 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on December 1, 2008 and has determined that SFAS 161 had no material impact on its financial results for the three month period ended February 28, 2009.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB issued EITF No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is adopting EITF 07-5 as of September 1, 2009 and is in the process of evaluating the impact, if any, of EITF 07-5 on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is adopting FSP SFAS 142-3 as of September 1, 2009 and is currently evaluating the impacts and disclosures of this standard, but does not expect FSP SFAS 142-3 to have a material impact on the Company’s condensed consolidated financial statements.

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of February 28, 2009 and August 31, 2008 based on the estimated fair value of its agreement with BioMarin.

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

Raptor common stock issued (number of shares)	3,444,297
Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis (number of shares)	351,359
Total shares of common stock used to value the transaction	3,795,656
Average closing price of Raptor’s common stock 2 days before and after the close of the merger	$ 0.586
Value of Raptor common stock portion of transaction	$ 2,224,254
Value (based on Carpenter model) of warrants issued in connection with transaction, net of legal fees	395,746
Intangible asset (IP license) related to the Encode merger, gross	$ 2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000
Total gross intangible assets	2,770,000
Less accumulated amortization	(175,958)
Intangible assets, net	$2,594,042

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the three month and six month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 8, 2005 (inception) to February 28, 2009, the Company amortized $34,625, $69,249, $23,708, $25,582 and $175,958, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – estimate	138,500
Fiscal year ending August 31, 2010 – estimate	138,500
Fiscal year ending August 31, 2011 – estimate	138,500
Fiscal year ending August 31, 2012 – estimate	138,500
Fiscal year ending August 31, 2013 – estimate	138,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 28, 2009	August 31, 2008	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	63,778	59,703	3 years
Capital lease equipment	14,006	7,397	Shorter of life of asset or lease term
Total at cost	471,697	461,013
Less: accumulated depreciation	(304,696)	(266,247)
Total fixed assets, net	$167,001	$194,766

Depreciation expense for the three and six month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 8, 2005 (inception) to February 28, 2009 was $24,087, $45,766, $35,088, $70,178 and $312,013, respectively. Accumulated depreciation on capital lease equipment was $1,796 and $5,446 as of February 28, 2009 and August 31, 2008, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	February 28, 2009	August 31, 2008
Milestone fees	$160,000	$-
Salaries and wages	51,333	44,165
Consulting – research and development	39,778	7,578
Legal fees	38,670	51,503
Auditing and tax preparation fees	33,730	66,307
Accrued vacation	25,453	17,728
Preclinical studies	12,374	48,165
Lab reagents	8,734	27,024
Consulting - administrative	7,500	30,000
Clinical trial costs	5,371	114,514
Patent costs	-	10,000
Prepaid conference expense	-	5,490
Other	1,843	9,960
Total accrued liabilities	$384,786	$432,434

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) IN PROCESS RESEARCH AND DEVELOPMENT

On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 437,500 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to FAS 2 Paragraph 11(c), Intangibles Purchased From Others, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $0.55 per share multiplied by the aggregate number of shares of Raptor common stock issued or 437,500 for a total expense of $240,625 recorded on Raptor’s condensed consolidated statement of operations during the six month period ended February 29, 2008.

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

Employee stock-based compensation expense for the three and six month periods ended February 28, 2009 and February 29, 2008 and for the cumulative period from September 8, 2005 (inception) to February 28, 2009 was $108,773, $225,291, $107,539, $212,318, and $1,085,824 of which cumulatively $922,482 was included in general and administrative expense and $163,342 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Annual volatility	Annual turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%

*Dividend rate is 0% for all period presented.

**Stock-based compensation expense was recorded on the condensed consolidated statements of operations commencing on the effective date of SFAS 123R, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the condensed consolidated statements of operations, with no effect on the condensed consolidated statements of operations, per the guidelines of APB No. 25. Consultant stock-based compensation expense has been recorded on the condensed consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of SFAS 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and six month periods ended February 28, 2009 and February 29, 2008 and for the cumulative period from September 8, 2005 (inception) to February 28, 2009, were $9,802, $22,795, $196,708, $204,112 and $382,315, respectively, of which cumulatively $84,926 was included in general and administrative expense and $297,389 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan, as amended, is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	958,427	$0.53	-	$0.51
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2008	3,893,227	$0.59	2,577,347	$0.56
Granted	75,000	$0.25	-	$0.24
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2008	3,968,227	$0.59	2,848,221	$0.55
Granted	125,000	$0.35	31,250	$0.30
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at February 28, 2009	4,093,227	$0.58	3,167,279	$0.54

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of February 28, 2009 and February 29, 2008 were $3,750, $0, $116,783 and $62,965, respectively.

There were 1,892,273 options available for grant under the 2006 Equity Compensation Plan, as amended, as of February 28, 2009. As of February 28, 2009, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding (#)	Weighted average remaining contractual life (yrs.)	Weighted average exercise price ($)	Number of options exercisable (#)	Weighted average exercise price ($)
$0 to $0.60	3,504,827	7.97	0.56	2,620,547	0.59
$0.601 to $0.70	588,400	7.25	0.67	546,732	0.67
	4,093,227	7.86	0.58	3,167,279	0.60

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2009, the total unrecognized compensation cost was approximately $224,000. The weighted average period over which it is expected to be recognized is one and a half years.

(8) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the cumulative period from September 8, 2005 (inception) through February 28, 2009, the Company received $3.895 million from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the cumulative period from September 8, 2005 (inception) through February 28, 2009, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of February 28, 2009 was 60,430,047 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 100,000 shares of valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 100,000 shares of restricted Raptor common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to FAS 2, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the six month period ended February 29, 2008.

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

                In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, the University may terminate the license or otherwise cause the license to become non-exclusive. As of February 28, 2009, the Company accrued $160,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008.

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

The following is a summary of common stock outstanding as of February 28, 2009:

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

The table reflects the number common stock warrants outstanding as of February 28, 2009:

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS WITH BIOMARIN

Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to our receptor-associated protein (“RAP”) based technology (including NeuroTransTM), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTRACTUAL OBLIGATIONS WITH THOMAS E. DALEY (ASSIGNEE OF THE DISSOLVED CONVIVIA, INC.)

Pursuant to the terms of the asset purchase agreement (“Asset Purchase Agreement”), the Company entered into with Convivia, Inc. and Thomas E. Daley for the purchase of intellectual property related to its 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by the Company (or any of its subsidiaries thereof), as set forth below:

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

50,000 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.

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

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which we have fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2008, the Company has fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of February 28, 2009, the Company accrued $160,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

OFFICE LEASE

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expires in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). During the three and six month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 8, 2005 (inception) to February 28, 2009, the Company paid $30,645, $62,290, $31,292, $62,084 and $301,855, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$61,347
Fiscal year ending August 31, 2010	124,226
September 1, 2010 to March 31, 2011	73,698

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

The future lease payments under the capital lease are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$ 2,812
Fiscal year ending August 31, 2010	5,625
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	15,937
Less interest	(3,331)
Total current and long-term capital lease liability	$ 12,606

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

The future commitments pursuant to the research agreement are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$75,000

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRECLINICAL STUDY AGREEMENT

In 2008, the Company commenced a preclinical study with a clinical research organization for one of its early-stage preclinical programs. This research study is being performed pursuant to a research contract and is paid in installments throughout the study. The future commitments pursuant to this research contract are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$40,000

CLINICAL STUDY AGREEMENT

In June 2008, the Company entered into a clinical study collaboration agreement with the University of California, San Diego to study DR Cysteamine in juvenile patients with non-alcoholic steatohepatitis, also known as NASH. The future commitments pursuant to this clinical study agreement are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$137,946

FORMULATION / MANUFACTURING AGREEMENT

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture DR Cysteamine for its cystinosis program. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. Also in July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. The future commitments pursuant to these contracts are as follows:

Period	Amount
March 1, 2009 through August 31, 2009	$105,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

PLAN OF OPERATION

You should read the following discussion in conjunction with our condensed consolidated financial statements as of February 28, 2009, and the notes to such condensed consolidated financial statements included elsewhere in this

Quarterly Report. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceuticals Corp. and its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) (“Raptor Therapeutics”).

This “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report, particularly under the heading “Risk Factors.”

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

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine product candidate, our ConviviaTM product candidate, our RAP-based platform, our Mesd-based peptides, and future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. Our plans for research and development activities over the next 12 months can only be implemented if we are successful in raising significant funds during this period. In addition, there can be no assurances that our research and development activities will be successful. We need to make important progress towards achieving at least one of our major clinical objectives or our ability to continue as a going concern will be adversely impacted due to the potential inability for us to raise additional capital.

Clinical Development Programs

We develop clinical-stage drug product candidates which are: internally discovered therapeutic candidates based on our novel drug delivery platforms and in-licensed or purchased clinical-stage products which may be new chemical entities in mid-to-late stage clinical development, currently approved drugs with potential efficacy in additional indications, and treatments that we could repurpose or reformulate as potentially more effective or convenient treatments for a drug’s currently approved indications.

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

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and EMEA approved drug to treat cystinosis. Immediate-release cysteamine is effective at preventing or delaying kidney transplants in cystinosis patients, however, patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

The FDA granted orphan drug designation for: DR Cysteamine for the treatment of cystinosis in 2006; DR Cysteamine for the treatment of Batten Disease in 2008; and cysteamine for the treatment of Huntington’s Disease in 2008. In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients. We plan to initiate a pivotal clinical trial of DR Cysteamine in cystinosis patients in collaboration with UCSD in the second calendar quarter of 2009. We also plan to support a clinical trial investigating DR Cysteamine in HD patients in collaboration with a French institution in the second half of 2009 and plan to study DR Cysteamine in Batten Disease within the next 18 months.

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

We received an IND exemption from the FDA for investigation of oral 4-MP for the treatment of ALDH2 deficiency in January 2008. In April 2008 we initiated a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study was recently completed and the reported results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of the ALDH2 deficient adult population. We are actively seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.

Preclinical Development Programs

We are also developing a drug-targeting platform based on the proprietary use of the human protein called receptor-associated protein, or RAP, and the mesoderm development protein, or Mesd. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others.

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

Development of NeuroTransTM for the Potential Treatment of Diseases Affecting the Brain

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

In preclinical studies, NeuroTrans™ has been conjugated to a variety of protein drugs, including enzymes and growth factors, without interfering with the function of either fusion partner. Studies indicate that radio-labeled NeuroTrans™ may be transcytosed across the blood-brain barrier and, that fusions between NeuroTrans™ and therapeutic proteins may be manufactured economically.

We worked with Dr. William Mobley, professor and Chairman of the Department of Neurology and Neurological Sciences, and his lab at Stanford University to study the brain transport behavior of NeuroTrans™ candidates.

In the first year of our collaboration, a number of RAP-based peptide transport candidates were tested for their ability to bind to receptors that are thought to reside on the cells that line the blood-brain barrier. From these experiments, a lead candidate peptide was selected. In the second year of our collaboration, we completed preclinical evaluations which we believe support that NeuroTrans™ conjugates injected into the blood stream have the ability to seek out, bind to, and rapidly enter the cells that line the blood-brain barrier. These experiments support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier. While this collaboration has lapsed, we are actively pursuing other collaborations for the development of NeuroTransTM.

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

Strategic Acquisitions

Purchase of ConviviaTM

In October 2007, we purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, we issued to Convivia 200,000 shares of our common stock, an additional 200,000 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, we issued to Mr. Daley 100,000 shares of our common stock pursuant to our Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, we issued to Mr. Daley 100,000 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.

Purchase of DR Cysteamine

In December 2007, through a merger between Encode Pharmaceuticals, Inc. (“Encode”) and our wholly owned subsidiary, Raptor Therapeutics, we purchased certain assets, including the clinical development rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, we issued 3,444,297 shares of our common stock to the stockholders of Encode (“Encode Stockholders”), options (“Company Options”) to purchase up to, in the aggregate, 357,427 shares of our common stock to the optionholders of Encode (“Encode Optionholders”), and warrants (“Company Warrants”) to purchase up to, in the aggregate, 1,098,276 shares of our common stock to the warrantholders of Encode (“Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such agreement. Such common stock, Company Options to purchase our common stock, and Company Warrants to purchase our common stock combine for an aggregate amount of 4.9 million shares of our common stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 2.4 million shares of our common stock, Company Options and Company Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, prior to the merger with Raptor Therapeutics, Encode paid an initial license fee and we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2008 by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of February 28, 2009, we accrued $160,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our condensed consolidated financial statements is critical to an understanding of our condensed consolidated financial position.

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

Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, lab equipment, computer hardware and software and capital lease equipment, are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements that have useful lives estimated at greater than one year are capitalized, while repairs and maintenance are charged to expense as incurred.

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

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which offers guidance SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes:  (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

For the three month period ended February 28, 2009, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:  risk-free interest rate of 2%; 7 year expected life; 220% volatility; 10% turnover rate; and 0% dividend rate.

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

Results of Operations

Three month periods ended February 28, 2009 and February 29, 2008

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the second quarter ended February 28, 2009 decreased by $0.01 million compared to the prior year’s comparable period. The decrease was primarily due to a $0.10 million decrease of legal and patent expenses related to the licensing of DR Cysteamine and the Encode merger that occurred in the second quarter of 2008 but did not repeat in the second quarter of 2009, partially offset by (i) an increase of $0.06 million in employee salaries, benefits and other employment-related costs due to employee raises that occurred in July 2008 which was partially offset by a $0.03 million milestone-related bonus that occurred in the second fiscal quarter of 2008, but did not repeat in the second fiscal quarter of 2009; (ii) an increase of $0.02 million due to the addition of a Board member in July 2008; and (iii) an increase of $0.04 million due to costs associated with our new website.

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the quarter ended February 28, 2009 increased by $0.4 million over the prior year’s comparable period primarily due to the costs associated with our formulation manufacturing expenses of the proprietary formulation of DR Cysteamine of $0.5 million in preparation for our clinical trial in cystinosis; plus an increase of $0.04 million due to the hiring of our director of program management; and an increase of $0.07 million in research and development consulting related to the preparation for our pre-IND meeting with the FDA with respect to DR Cysteamine for cystinosis and in preparation for such IND submission; all of which were partially offset by (i) a decrease in lab collaboration fees of $0.07 million due to the lapse of the Stanford collaboration on NeuroTransTM; and (ii) a decrease of $0.13 million in research and development consulting and preclinical studies due to the reduction of resources allocated to preclinical programs.

Research and development expenses include the following: (in $ millions)

	Estimated	Cumulative through	Three month period ended		Six month period ended
Major Program (stage of development)	next 12 months	February 28, 2009	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
DR Cysteamine – All Indications (clinical)	4.7	2.8	1.0	0.3	1.8	0.3
ConviviaTM (clinical)	0.1	2.0	0.1	0.2	0.3	0.3
HepTideTM (preclinical)	0.2	1.4	0.1	0.1	0.2	0.2
NeuroTransTM (preclinical)	-	0.7	-	0.1	0.1	0.2
WntTideTM (preclinical)	-	0.3	-	0.1	0.1	0.1
Minor or Inactive Programs	0.1	0.7	0.1	0.1	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	1.0	3.9	0.4	0.4	0.9	0.9
Total Research & Development Expenses	6.1	11.8	1.7	1.3	3.5	2.1

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Estimated	Cumulative through	Three month period ended		Six month period ended
Major Program (stage of development)	next 12 months	February 28, 2009	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
DR Cysteamine – All Indications (clinical)	0.02	0.16	0.04	0.08	0.08	0.15
ConviviaTM (clinical)	0.01	0.04	-	0.06	-	0.06
HepTideTM (preclinical)	0.04	0.10	-	-	-	-
NeuroTransTM (preclinical)	0.03	0.12	0.02	0.02	0.02	0.02
WntTideTM (preclinical)	0.01	0.05	-	-	-	-

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in funding our Company. We will need significant additional funding in order to pursue our plans for the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Item 1A titled Risk Factors for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to our Plan of Operations and Overview in Item 1 for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH, Huntington’s Disease and Batten Disease. Cystinosis, NASH and Huntington’s Disease are three indications in which we anticipate studying DR Cysteamine in clinical trials in mid-2009 in patients with cystinosis, in the second half of 2009 in Huntington’s patients, in an ongoing trial in NASH patients through mid-2009 and in 2010 in Batten Disease patients. DR

Cysteamine is undergoing formulation and manufacturing scale up in preparation for filing an investigational new drug application with the FDA to study DR Cysteamine in cystinosis patients. Our ConviviaTM product candidate has completed its initial clinical study and we are actively seeking to partner any further development of our ConviviaTM product candidate with an Asian company where its potential market exists. HepTideTM, NeuroTransTM and WntTideTM are all undergoing preclinical proof of concept studies, which will require further study prior to potentially moving into a clinical phase of development.

Interest Income

Interest income decreased by $0.01 million over the prior fiscal quarter due to the significant decrease in money market interest rates from 4% during the three month period ended February 29, 2008 to approximately 1.5% during the three month period ended February 28, 2009, partially offset by a higher money market balance during the three month period ended February 28, 2009.

Interest expense

Interest expense decreased by $0.05 million over the prior fiscal quarter due to the capitalized finder’s fee of 200,000 shares of our common stock valued at $102,000, which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the loan prior to its expiration.

Six month periods ended February 28, 2009 and February 29, 2008

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the six month period ended February 28, 2009 increased by $0.21 million compared to the prior year’s comparable period. The increase was primarily due to an increase of $0.18 million in employee salaries, bonuses, benefits and other employment-related costs due to employee raises that occurred in July 2008, milestone related bonuses paid in October 2008 and recruiting fees related to the hiring of our director of program management in October 2008, an increase of $0.10 million in administrative consulting due to the retention of a strategic business advisor in May 2008, an increase of $0.05 million of board fees and expenses due to the addition of a new board member in July 2008, partially offset by $0.12 million of legal fees related to due diligence and the closing of two strategic acquisitions during the six month period ended February 29, 2008 that did not recur in six month period ended February 28, 2009.

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the six month period ended February 28, 2009 increased by $1.4 million over the prior year’s comparable period primarily due to the costs associated with our formulation manufacturing expenses of the proprietary formulation of DR Cysteamine of $0.8 million in preparation for our clinical trial in cystinosis; an increase of $0.4 million in research and development consulting related to the preparation for our pre-IND meeting with the FDA and in preparation for our IND submission; an increase of $0.2 million in milestone payments for the commencement of the NASH trial in October 2008, an increase of $0.1 million due to the hiring of our director of program management; an increase of $0.1 million in preclinical studies of our DR Cysteamine program in NASH; partially offset by a decrease in lab collaboration fees of $0.1 million due to the lapse of the Stanford collaboration on NeuroTransTM; and a decrease of $0.1 million in research and development consulting and preclinical studies due to the reduction of resources allocated to preclinical programs.

In-Process Research and Development Expenses

In-process research and development expenses decreased by $0.3 million over the six month period ended February 29, 2008 due to the recording of the purchase of our ConviviaTM program during the six month period ended February 29, 2008. No such expense was incurred in the six month period ended February 28, 2009. In-process research and development expenses were calculated based on the value of our stock issued in connection with the purchase of certain intellectual property rights to develop ConviviaTM (4-MP) for the treatment of acetaldehyde toxicity.

Interest Income

Interest income decreased by $0.01 million during the six month period ended February 28, 2009 over the six month period ended February 29, 2008 due to the significant decrease in money market interest rates from 4% to 4.5% in 2008 to approximately 1.5% in 2009, partially offset by a higher money market balance during the six month period ended February 28, 2009.

Interest expense

Interest expense decreased by $0.09 million in the six month period ended February 28, 2009 over the six month period ended February 29, 2008 due to the capitalized finder’s fee of 200,000 shares of our common stock valued at $102,000, which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the loan prior to its expiration.

Liquidity and Capital Resources

Capital Resource Requirements

As of February 28, 2009, we had approximately $3.3 million in cash, approximately $1.2 million in current liabilities and approximately $2.2 million of net working capital. Our forecasted average monthly cash expenditures for the next twelve months are approximately $650,000.

We believe that our cash and cash equivalents balances as of February 28, 2009, will be sufficient to meet our obligations into the third calendar quarter of 2009. We are currently in the process of raising equity funds and reviewing strategic partnerships, collaborations and merger candidates in order to fully fund our preclinical and clinical programs into the second calendar quarter of 2010, at which time we anticipate raising a more significant round of financing.

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

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing (including the financing that we are currently pursuing) will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreements with Washington University and UCSD due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin and/or the rights to Mesd licensed to us by Washington University and/or the rights to DR Cysteamine licensed to us by UCSD, depending on which agreement is breached.

We will need to raise significant long-term financing in order to implement our 12 month operating plan. If we are able to raise significant additional financing, for the next 12 months we intend to expend a total of approximately $7.8 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, as well as ConviviaTM and DR Cysteamine.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:
Research and development activities	$5,300,000
Research and development compensation and benefits	840,000
General and administrative activities	1,040,000
General and administrative compensation and benefits	600,000
Capital expenditures	20,000
Total estimated spending for the next 12 months	$7,800,000

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $5.3 million. We will need to scale down our research and development plans and expenses detailed herein for the next 12 months if we are not able to raise significant additional financing in 2009 as detailed in the section titled “Capital Resource Requirements.”

Officer and Employee Compensation

We currently employ four executive officers. We also have two permanent scientific staff members, one permanent clinical development staff member, one permanent finance staff member and one temporary part-time research intern. Assuming we obtain significant additional long-term financing, we anticipate spending up to approximately $1.44 million in officer and employee compensation during the next 12 months, of which $0.84 million is allocated to research and development expenses and $0.6 million is allocated to general and administrative expenses. We are currently conducting a search to hire a chief medical officer to oversee our clinical trials, which should directly reduce our research and development consulting expenses. We will need to scale down our officer and employee compensation expenses detailed herein for the next twelve months if we are not able to raise significant additional financing in 2009 as detailed in the section titled “Capital Resource Requirements.”

General and Administrative

Assuming we obtain additional long-term financing, we anticipate spending approximately $1.04 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein for the next twelve months if we are not able to raise significant additional financing in 2009 as detailed in the section titled “Capital Resource Requirements.”

Capital Expenditures

We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture. We will need to scale down our capital expenditures detailed herein for the next twelve months if we are not able to raise significant additional financing in 2009 as detailed in the section titled “Capital Resource Requirements.”

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

Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement (“Asset Purchase Agreement”) that we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we enter into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock. Should we obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement. On March 31, 2008, we issued 100,000 shares of our common stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM for our planned clinical trials, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM for our planned clinical trials.

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

If within five years from the date of the Merger Agreement, there occurs a transaction or series of related transactions that results in the sale of all or substantially all of the assets acquired from Encode other than to our affiliate in such case where such assets are valued at no less than $2.5 million, the former Encode securityholders will be entitled to receive, in the aggregate, restricted, unregistered common stock,  stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to 2.4 million shares of common stock, less the aggregate of all milestone payments previously made or owing, if any.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products (which, as of our fiscal year ended August 31, 2008, we have fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of February 28, 2009, we accrued $160,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

For accounting purposes, Raptor Pharmaceutical Inc. is considered the acquirer in the reverse acquisition. The historical financial statements are those of Raptor Pharmaceutical Inc. consolidated with its parent, Raptor Pharmaceuticals Corp. and its other subsidiary, Raptor Therapeutics. Earnings per share for periods prior to the merger have been restated to reflect the number of equivalent shares received by the acquiring company.

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

New Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. We have determined that SFAS 157 had no material impact on our financial results for the three and six month periods ended February 28, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 159 as of September 1, 2008. We have determined that SFAS 159 had no material impact on our financial results for the three and six month periods ended February 28, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we adopted EITF 07-3 as of September 1, 2008. We have determined that EITF 07-3 had no material impact on our financial results for the three and six month periods ended February 28, 2009.

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for us as of September 1, 2009. We are currently evaluating the impact of EITF 07-1 on our financial position and results of operations. Based upon the nature of our business, EITF 07-1 could have a material impact on our financial position and consolidated results of operations in future years.

In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations  (“SFAS 141(R)”) and SFAS No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions, if any, we complete after September 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on December 1, 2008 and have determined that SFAS 161 had no material impact on our financial results for the three month period ended February 28, 2009.

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

In June 2008, the FASB issued EITF No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We are adopting EITF 07-5 as of September 1, 2009 and are in the process of evaluating the impact, if any, of EITF 07-5 on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are adopting FSP SFAS 142-3 as of September 1, 2009 and are currently evaluating the impacts and disclosures of this standard, but do not expect FSP SFAS 142-3 to have a material impact on our condensed consolidated financial statements.

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

As of February 28, 2009, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at February 28, 2009, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $33,000 annually, however it would have no effect on the fair value of the money market principal balances.

Of our total consolidated cash and cash equivalent balance of approximately $3.3 million, our money market balances represent $3.0 million or 92%.

Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations The carrying value of our capital lease obligation approximates its fair value at February 28, 2009.

Item 4. Controls and Procedures.

As of February 28, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our quarterly report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of February 28, 2009, are effective at such reasonable assurance level.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2009. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of February 28, 2009.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This Quarterly Report does not include an attestation report of the our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to an attestation report of our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

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

Our condensed consolidated financial statements as of February 28, 2009 have been prepared assuming that we will continue as a going concern. As of February 28, 2009, we had an accumulated deficit of approximately $17.4 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.

We believe that our cash and cash equivalents balances as of February 28, 2009 of approximately $3.3 million will be sufficient to meet our obligations into the third calendar quarter of 2009. We are currently in the process of raising equity funds and reviewing strategic partnerships, collaborations and merger candidates in order to fully fund our preclinical and clinical programs into the second calendar quarter of 2010, at which time we anticipate raising a more significant round of financing. These estimates are based on assumptions that may prove to be wrong. In addition to the activities described herein above, we anticipate that we will need to raise funds in the future for the continued development of our drug development programs. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing, including the financing we are currently pursuing, may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise significant additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

If we obtain significant additional financing, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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

We will need make important progress towards achieving at least one of our major clinical objectives, as outlined under “Plan of Operation” above or our ability to continue as a going concern will be adversely impacted by limiting our ability to raise additional capital.

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

If we fail to develop our drug product candidates, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs and may be forced to cease operations. -45-

If we are limited in our ability to utilize acquired or licensed technologies, we may be unable to develop, out-license, market and sell our product candidates, which could cause delayed new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology, a licensing agreement with Washington University for Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University and UCSD the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements  are  terminated  by  either  party, we would  be forced  to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

Significant additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further development or commercialization of our drug product programs, to sell some or all of our technology or assets, to merge with another entity or cease operations.

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

Even though we have obtained orphan drug designation for DR Cysteamine for the potential treatment of nephropathic cystinosis, the potential treatment of Huntington’s Disease and the potential treatment of Batten Disease and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

If we are able to raise significant additional financing, we expect to continue to grow our Company, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage programs and with our plans to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

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

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.)” and “Contractual Obligations with Former Encode Securityholders” above, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.2 million shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.

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

During the three month period ended February 28, 2009, we entered into a stock option agreement under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 125,000 shares of our common stock:

		Number of stock
Grant date / type of stock option(1)	Type of optionee	options	Exercise price	Vesting
February 23, 2009 / NQ	Consultant	125,000	$0.35	(2)

(1)	NQ — Nonqualified stock option. Stock option expires ten years from grant date.

(2)

Options vest 25% upon grant and 25% each quarter thereafter. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

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

Date: April 13, 2009

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2009

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