Form 10-K/A
period 2008-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2009-04-20
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 on FORM 10-K/A

to

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2009 was approximately $10 million based on the per share closing price as of April 9, 2009 quoted on the FINRA Over-the-Counter Bulletin Board for the registrant’s common stock, which was $0.20.

There were 60,430,047 shares of the registrant’s common stock, $.001 par value per share outstanding at April 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note:

The Registrant is filing this Amendment No. 2 on Form 10-K/A (this “Abbreviated Amendment”) to amend its Annual Report on Form 10-K for the year ended August 31, 2008, as filed with the Securities and Exchange Commission on October 30, 2008 (“Original Filing Date”) and as amended on December 23, 2008 (the “Original Filing”). This Abbreviated Amendment contains (and amends) only the cover page, this explanatory note, Item 9A(T), the Signature Page and Exhibits 31.1 and 31.2. The purpose of this Abbreviated Amendment is to respond to comments received from the Securities and Exchange Commission and to clarify Item 9A(T) and correct the deficiency in Exhibits 31.1 and 31.2 as originally filed. The Original Filing is hereby superseded and amended only as specially set forth herein and this Abbreviated Amendment does not amend any other information previously filed in the Original Filing. Except as otherwise described herein, the Original Filing continues to speak as of the Original Filing Date.

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

RAPTOR PHARMACEUTICALS CORP.
Dated: April 17, 2009	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

*		Chief Executive Officer and Director	April 17, 2009
Christopher M. Starr, Ph.D.		(Principal Executive Officer)

/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto		Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2009

*		Director	April 17, 2009
Erich Sager

*		Director	April 17, 2009
Raymond William Anderson

*		Director	April 17, 2009
Richard L. Franklin, M.D., Ph.D.

*By:	/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto Attorney-in-Fact