Form 10-Q/A
period 2008-11-30
RAPTOR PHARMACEUTICALS CORP.
filed 2009-04-20
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on FORM 10-Q/A

to

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

Explanatory Note:

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Abbreviated Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 (the “Original Filing”), as filed with the Securities and Exchange Commission on January 13, 2009 (“Original Filing Date”). This Abbreviated Amendment contains (and amends) only the cover page, this explanatory note, the Signature Page and Exhibits 31.1 and 31.2. The purpose of this Abbreviated Amendment is to respond to comments received from the Securities and Exchange Commission and to correct the deficiency in Exhibits 31.1 and 31.2 as originally filed. The Original Filing is hereby superseded and amended only as specially set forth herein and this Abbreviated Amendment does not amend any other information previously filed in the Original Filing. Except as otherwise described herein, the Original Filing continues to speak as of the Original Filing Date.

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

Date: April 17, 2009