Form 10-Q
period 2009-05-31
RAPTOR PHARMACEUTICALS CORP.
filed 2009-07-15
CIK 1203944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

There were 65,645,047 shares of the registrant’s common stock, $.001 par value per share outstanding at July 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

RAPTOR PHARMACEUTICALS CORP.

Table of Contents

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2009 (unaudited) and August 31, 2008	2
	Unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended May 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to May 31, 2009	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to May 31, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4	Controls and Procedures	43
Part II - Other Information
Item 1	Legal Proceedings	45
Item 1A	Risk Factors	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3	Defaults Upon Senior Securities	58
Item 4	Submission Of Matters To A Vote Of Security Holders	58
Item 5	Other Information	58
Item 6	Exhibits	58
SIGNATURES		59

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2009	August 31, 2008
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$492,963	$7,546,912
Prepaid expenses and other	163,508	115,594
Total current assets	656,471	7,662,506	7,662,506

Intangible assets, net	2,559,417	2,663,291	2,663,291
Fixed assets, net	162,490	194,766
Deposits	100,207	100,207
Total assets	$3,478,585	$10,620,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$539,181	$565,593
Accrued liabilities	246,121	432,434
Deferred rent	3,203	2,951
Capital lease liability – current	3,948	2,302
Total current liabilities	792,453	1,003,280	1,003,280

Capital lease liability - long-term	7,770	-
Total liabilities	800,223	1,003,280

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 60,430,047 and 60,330,047 shares issued and outstanding as at May 31, 2009 and
August 31, 2008, respectively	60,430	60,330
Additional paid-in capital	22,547,701	22,212,449
Deficit accumulated during development stage	(19,929,769)	(12,655,289)
Total stockholders’ equity	2,678,362	9,617,490	10,620,770
Total liabilities and stockholders’ equity	$3,478,585	$10,620,770
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2008.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month periods from March 1, to May 31,
	2009	2008

Revenues:	$-	$-

Operating expenses:
General and administrative	671,348	534,906
Research and development	1,895,670	1,591,170
Total operating expenses	2,567,018	2,126,076

Loss from operations	(2,567,018)	(2,126,076)

Interest income	2,967	10,789
Interest expense	(595)	(16,168)
Net loss	$(2,564,646)	$(2,131,455)

Net loss per share:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares
outstanding used to compute:
Basic and diluted	60,430,047	40,675,305

The accompanying notes are an integral part of these financial statements.
-3-

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
	For the nine months periods from
			For the cumulative period from September
	September 1, 2008 to May 31, 2009	September 1, 2007 to May 31, 2008	8, 2005 (inception) to May 31, 2009

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,935,612	1,588,035	6,203,859
Research and development	5,369,922	3,641,400	13,674,088
In-process research and development	-	240,625	240,625
Total operating expenses	7,305,534	5,470,060	20,118,572

Loss from operations	(7,305,534)	(5,470,060)	(20,118,572)

Interest income	32,930	51,583	298,089
Interest expense	(1,876)	(103,044)	(109,286)
Net loss	$(7,274,480)	$(5,521,521)	$(19,929,769)

Net loss per share:
Basic and diluted	$(0.12)	$(0.15)

Weighted average shares
outstanding used to compute:
Basic and diluted	60,411,732	37,882,220

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine month periods from			For the cumulative period from September 8, 2005
	September 1, 2008 to May 31, 2009	September 1, 2007 to May 31, 2008		(inception) to May 31, 2009
Cash flows from operating activities:
Net loss	$(7,274,480)	$(5,521,521)		$(19,929,769)
Adjustments to reconcile net loss to net cash used in operating activities:

Employee stock-based compensation exp.	332,456	377,613		1,192,989
Consultant stock-based compensation exp.	39,705	220,780		399,225
Amortization of intangible assets	103,874	60,209		210,583
Depreciation of fixed assets	66,935	105,440		333,182
In-process research and development	-	240,625		240,625
Amortization of capitalized finder’s fee	-	102,000		102,000
Capitalized acquisition costs previously expensed	-	38,000		38,000
Changes in assets and liabilities:
Prepaid expenses	(47,914)	(20,222)		(163,507)
Intangible assets	-	-		(150,000)
Deposits	-	(79,999)		(100,207)
Accounts payable	(26,412)	295,913		539,181
Accrued liabilities	(186,313)	34,369		246,121
Deferred rent	252	(4,140)		3,203
Net cash used in operating activities	(6,991,897)	(4,150,933)		(17,038,374)
Cash flows from investing activities:
Purchase of fixed assets	(22,734)	(2,070)		(476,350)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	2,360,000		15,000,000
Proceeds from the exercise of common stock warrants	-	1,925,000		3,895,000
Proceeds from the exercise of common stock options	-	-		8,700
Fundraising costs	(36,809)	(261,788)		(1,198,408)
Proceeds from the sale of common stock to initial investors	-	-		310,000
Proceeds from bridge loan	-	-		200,000
Repayment of bridge loan	-	-		(200,000)
Principal payments on capital lease	(2,509)	(1,849)		(7,605)
Net cash provided by (used in) financing activities	(39,318)	4,021,363	-	18,007,687
Net increase (decrease) in cash and cash equivalents	(7,053,949)	(131,640)		492,963
Cash and cash equivalents, beginning of period	7,546,912	2,627,072		-
Cash and cash equivalents, end of period	$492,963	$2,495,432		$492,963
Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$14,006	$-		$21,403
Notes receivable issued in exchange for common stock	$-	$-		$110,000
Common stock issued for a finder’s fee	$-	$102,000		$102,000
Common stock issued in asset purchase	$-	$2,898,624		$2,898,624
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

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency and DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. The Company’s fiscal year end is August 31.

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

See the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) incorporated in Delaware on September 8, 2005 (date of inception) and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2009, the Company had accumulated losses of approximately $19.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at May 31, 2009 plus cash anticipated to be received by July 17, 2009 from the exercise of re-priced warrants and cash expected to be received by July 31, 2009 from a current financing will be sufficient to meet the Company’s obligations into the first calendar quarter of 2010. The Company’s cash and cash equivalents as of July 15, 2009, will be sufficient to meet its minimum obligations into the fourth calendar quarter of 2009. The Company is currently in the process of reviewing strategic partnerships, collaborations and merger candidates in order to fully fund its preclinical and clinical programs through the end of 2010. If the Company is not able to close a strategic transaction, the Company anticipates raising additional capital in the fourth calendar quarter of 2009. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

	For the three month periods
	from March 1 to May 31, 2009			from March 1 to May 31, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(778,853)	$(1,785,793)	$(2,564,646)	$ (937,785)	$ (1,193,670)	$ (2,131,455)
Total assets	434,515	3,044,070	3,478,585	2,994,411	2,721,517	5,715,928

	For the nine month periods
	from September 1, 2008 to May 31, 2009			from September 1, 2007 to May 31, 2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(2,384,237)	$(4,890,243)	$(7,274,480)	$ (2,776,682)	$ (2,744,839)	$ (5,521,521)
Total assets	434,515	3,044,070	3,478,585	2,994,411	2,721,517	5,715,928

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

	May 31,
	2009	2008
Warrants to purchase common stock	13,258,276	4,013,876
Options to purchase common stock	4,243,227	3,605,727
Total potentially dilutive securities	17,501,503	7,619,603

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

(n) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. The Company has determined that SFAS 157 had no material impact on its financial position for the three and nine month periods ended May 31, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 159 as of September 1, 2008. The Company has determined that SFAS 159 had no material impact for the three and nine month periods ended May 31, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company adopted EITF 07-3 as of September 1, 2008. The Company has determined that EITF 07-3 had no material impact on its financial results for the three and nine month periods ended May 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on December 1, 2008 and has determined that SFAS 161 had no material impact on its financial results for the three and nine month periods ended May 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company is adopting SFAS 165 as of September 1, 2009 and does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

(3) INTANGIBLE ASSETS

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of May 31, 2009 and August 31, 2008 based on the estimated fair value of its agreement with BioMarin.

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

Raptor common stock issued (number of shares)	3,444,297
Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis (number of shares)	351,359
Total shares of common stock used to value the transaction	3,795,656
Average closing price of Raptor’s common stock 2 days before and after the close of the merger	$ 0.586
Value of Raptor common stock portion of transaction	$ 2,224,254
Value (based on Carpenter model) of warrants issued in connection with transaction, net of legal fees	395,746
Intangible asset (IP license) related to the Encode merger, gross	$ 2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000
Total gross intangible assets	2,770,000
Less accumulated amortization	(210,583)
Intangible assets, net	$2,559,417

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the three month and nine month periods ended May 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to May 31, 2009, the Company amortized $34,625, $103,874, $34,625, $60,208, and $210,583, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – estimate	138,500
Fiscal year ending August 31, 2010 – estimate	138,500
Fiscal year ending August 31, 2011 – estimate	138,500
Fiscal year ending August 31, 2012 – estimate	138,500
Fiscal year ending August 31, 2013 – estimate	138,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	May 31, 2009	August 31, 2008	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	80,437	59,703	3 years
Capital lease equipment	14,006	7,397	Shorter of life of asset or lease term
Total at cost	488,356	461,013
Less: accumulated depreciation	(325,866)	(266,247)
Total fixed assets, net	$162,490	$194,766

Depreciation expense for the three and nine month periods ended May 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to May 31, 2009 was $21,169, $66,935, $35,261, $105,440 and $333,182, respectively. Accumulated depreciation on capital lease equipment was $2,873 and $5,446 as of May 31, 2009 and August 31, 2008, respectively.

(5) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	May 31, 2009	August 31, 2008
Consulting – research and development	$58,322	$7,578
Accrued vacation	40,524	17,728
Milestone fees	40,000	-
Legal fees	38,670	51,503
Salaries and wages	30,801	44,165
Auditing and tax preparation fees	29,070	66,307
Lab reagents	8,734	27,024
Preclinical studies	-	48,165
Consulting - administrative	-	30,000
Clinical trial costs	-	114,514
Patent costs	-	10,000
Prepaid conference expense	-	5,490
Other	-	9,960
Total accrued liabilities	$246,121	$432,434

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) IN-PROCESS RESEARCH AND DEVELOPMENT

On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 437,500 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to Financial Accounting Standard (“FAS”) 2 Paragraph 11(c), Intangibles Purchased From Others, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $0.55 per share multiplied by the aggregate number of shares of Raptor common stock issued or 437,500 for a total expense of $240,625 recorded on Raptor’s condensed consolidated statement of operations during the nine month period ended May 31, 2008.

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

Employee stock-based compensation expense for the three and nine month periods ended May 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to May 31, 2009 was $107,165, $332,456, $109,295, $321,613, and $1,192,989 of which cumulatively $1,011,731 was included in general and administrative expense and $181,258 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Annual volatility	Annual turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%
Quarter ended May 31, 2009	2.6%	7 years	233%	10%

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and nine month periods ended May 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to May 31, 2009, were $16,910, $39,705, $12,293, $216,405 and $399,225, respectively, of which cumulatively $101,836 was included in general and administrative expense and $297,389 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan, as amended, is as follows:

	Option shares	Weighted average exercise price	Exercisable	Weighted average fair value of options granted
Outstanding at September 8, 2005	-	-	-	-
Granted	2,488,400	$0.62	-	$0.48
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2006	2,488,400	$0.62	17,200	$0.61
Granted	460,900	$0.60	-	$0.52
Exercised	(14,500)	$0.60	-	$0.52
Canceled	-	-		-
Outstanding at August 31, 2007	2,934,800	$0.61	1,172,081	$0.53
Granted	958,427	$0.53	-	$0.51
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at August 31, 2008	3,893,227	$0.59	2,577,347	$0.56
Granted	75,000	$0.25	-	$0.24
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at November 30, 2008	3,968,227	$0.59	2,848,221	$0.55
Granted	125,000	$0.35	31,250	$0.30
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at February 28, 2009	4,093,227	$0.58	3,167,279	$0.54
Granted	150,000	$0.20	-	$0.20
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at May 31, 2009	4,243,227	$0.57	3,468,372	$0.53

The weighted average intrinsic values of stock options outstanding and stock options exercisable as of May 31, 2009 and 2008 were $23,250, $766, $0 and $0, respectively.

There were 1,742,273 options available for grant under the 2006 Equity Compensation Plan, as amended, as of May 31, 2009. As of May 31, 2009, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding (#)	Weighted average remaining contractual life (yrs.)	Weighted average exercise price ($)	Number of options exercisable (#)	Weighted average exercise price ($)
$0 to $0.60	3,654,827	7.80	0.55	2,879,972	0.58
$0.601 to $0.70	588,400	7.00	0.67	588,400	0.67
	4,243,227	7.69	0.57	3,468,372	0.60

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2009, the total unrecognized compensation cost was approximately $222,000. The weighted average period over which it is expected to be recognized is two and three quarters years.

(8) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the cumulative period from September 8, 2005 (inception) through May 31, 2009, the Company received $3.895 million from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 6,491,667 shares of common stock for the warrants, which had an exercise price of $0.60 per share and expired on November 25, 2007.

During the cumulative period from September 8, 2005 (inception) through May 31, 2009, the Company received $8,700 from the exercise of stock options resulting in the issuance of 14,500 shares of common stock. Total common stock outstanding as of May 31, 2009 was 60,430,047 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 200,000 shares of its restricted, unregistered common stock, an additional 200,000 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 100,000 shares of valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 100,000 shares of restricted Raptor common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to FAS 2, Paragraph 11(c), the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the nine month period ended May 31, 2008.

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

                As a result of the Merger, the Company received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington’s Disease and Non-alcoholic steatohepatitis (“NASH”).

                In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. As of May 31, 2009, the Company accrued $40,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008.

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

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                On April 29, 2009, in order to reflect current market prices, the Company notified the holders of warrants purchased in the May/June 2008 private placement that the Company was offering, in exchange for such warrants, new warrants to purchase Raptor’s common stock at an exercise price of $0.30 per share, but only to the extent such exchange and exercise, including the delivery of the exercise price, occur prior to or on July 17, 2009. If the exchange and exercise do not occur by that date, then the original, unexercised warrants with an exercise price of $0.90 per share remain in place in accordance with the warrant agreement and such original, unexercised warrants will retain their original expiration date of May 21, 2010.

The following is a summary of common stock outstanding as of May 31, 2009:

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

The table reflects the number common stock warrants outstanding as of May 31, 2009:

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

* First year exercisable at $0.75; second year exercisable at $0.90; from April 29, 2009 to July 17, 2009 warrants that were exercised during this period and for which the Company received the exercise price payment were re-priced to $0.30

** Average exercise price

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

100,000 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. On March 31, 2008, the Company issued 100,000 shares of Raptor’s Common Stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM.

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

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE

As a result of the merger between our clinical subsidiary and Encode, as discussed in Note 8 above, the Encode Securityholders are eligible to receive up to an additional 2.4 million shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2008, the Company has fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of May 31, 2009, the Company accrued $40,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expired in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). During the three and nine month periods ended May 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to May 31, 2009, the Company paid $31,904, $94,195, $31,378, $93,462 and $333,759, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
June 1, 2009 through August 31, 2009	$30,679
Fiscal year ending August 31, 2010	124,226
September 1, 2010 to March 31, 2011	73,698

CAPITAL LEASE

In June 2006, the Company leased a photocopier machine for 36 months at $242 per month. There was no purchase option at the end of the lease. Based on the fair value and estimated useful life of the photocopier and the life of the lease and the photocopier, the Company has accounted for the lease as a capital lease. In September 2008, the Company replaced the originally leased photocopier with a new photocopier which is subject to a 39-month lease at $469 per month. There were no penalties imposed for cancelling the original lease.

The future lease payments under the capital lease are as follows:

Period	Amount
June 1, 2009 through August 31, 2009	$ 1,406
Fiscal year ending August 31, 2010	5,625
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	14,531
Less interest	(2,813)
Total current and long-term capital lease liability	$ 11,718

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

The future commitments pursuant to the research agreement are as follows:

Period	Amount
June 1, 2009 through August 31, 2009	$5,000

RAPTOR PHARMACEUTICALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLINICAL STUDY AGREEMENT

In May 2009, the Company entered into a clinical study collaboration agreement with the University of California, San Diego, to study DR Cysteamine in patients with cystinosis. Also in May 2009, the Company entered into an agreement with a clinical research organization to monitor the cystinosis trial. The future commitments pursuant to these clinical study agreements are as follows:

Period	Amount
June 1, 2009 through August 31, 2009	$284,387

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

Period	Amount
June 1, 2009 through August 31, 2009	$813,740

(11) SUBSEQUENT EVENTS

In June 2009, the Company entered into a collaboration and license agreement with F. Hoffmann – La Roche Ltd. and Hoffmann – La Roche Inc. , an international pharmaceutical company, in which the Company gave worldwide development rights to its proprietary NeuroTransTM technology platform which is being developed to potentially aid therapeutics and diagnostics cross the blood-brain barrier. The Company may earn future milestone payments, if at all, based on development milestones The agreement also includes a collaboration agreement in which both the Company and Roche will develop and test certain molecules attached to NeuroTransTM for their ability to cross the blood-brain barrier and potentially a second-phase collaboration to be determined after the initial phase of collaboration. The Company will receive an initial collaboration fee to cover its costs of the collaboration and may earn additional collaboration fees, should Roche and the Company enter into a second phase of collaboration.

                In June 2009, the Company commenced its DR Cysteamine Phase IIb pilot clinical trial to treat up to six cystinosis patients. The Company estimates the trial will cost approximately $300,000 and clinical data from this trial is anticipated to be released in the third calendar quarter of 2009.

                In April 2009, the Company exchanged warrants issued by it in connection with the 2008 private placement for new warrants having an exercise price of $0.30 per share solely to the extent that such new warrants are exercised on or prior July, 17, 2009. As of July 10, 2009, approximately $1.6 million of proceeds have been received from warrant exercises.

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

PLAN OF OPERATION

You should read the following discussion in conjunction with our condensed consolidated financial statements as of May 31, 2009, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceuticals Corp. and its wholly-owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) (“Raptor Therapeutics”).

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

Our current pipeline includes four clinical development programs plus three preclinical programs that are based upon our proprietary drug-targeting platforms.

Clinical Development Programs

Our four clinical development programs are based on existing therapeutics that we are reformulating for potential improvement and application in different disease indications.

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

Development of DR Cysteamine for the Potential Treatment of Nephropathic Cystinosis and Other Diseases

Our DR Cysteamine product candidate is a proprietary delayed-release, enteric-coated microbead formulation of cysteamine bitartrate contained in a gelatin capsule. We are investigating DR Cysteamine for the potential treatment of: cystinosis, NASH and HD.

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

In June 2009, we commenced our Phase IIb clinical trial, in which we have enrolled three cystinosis patients and plan to enroll up to three additional cystinosis patients with a history of compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial will evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of DR Cysteamine in patients. Release of data from the study is expected in the third calendar quarter of 2009. We plan to follow the Phase IIb clinical study with a pivotal, Phase III clinical study in cystinosis patients anticipated to commence in the fourth calendar quarter of 2009. We also plan to support a clinical trial investigating DR Cysteamine in HD patients in collaboration with a French institution in the second half of 2009.

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

In 2008 we completed a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of the ALDH2 deficient adult population. We are actively seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.

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

We worked with Dr. William Mobley, while he was a professor and Chairman of the Department of Neurology and Neurological Sciences, and his lab at Stanford University to study the brain transport behavior of NeuroTrans™ candidates. In the first year of our collaboration, a number of RAP-based peptide transport candidates were tested for their ability to bind to receptors that are thought to reside on the cells that line the blood-brain barrier. From these experiments, a lead candidate peptide was selected. In the second year of our collaboration, we completed preclinical evaluations which we believe support that NeuroTrans™ conjugates injected into the blood stream have the ability to seek out, bind to, and rapidly enter the cells that line the blood-brain barrier. These experiments support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier. This collaboration has lapsed.

In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman – La Roche Ltd. and Hoffman – La Roche Inc. (“Roche”) to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under terms of the agreement, Roche has funded studies of select molecules attached to NeuroTransTM. The agreement provides Roche with an exclusive worldwide license to NeuroTransTM for use in the delivery of diagnostic and therapeutic molecules across the blood-brain barrier. Roche’s and our scientists will actively collaborate on the project. We have received an initial upfront payment for the collaboration to cover our portion of the initial studies, and may earn, if at all, development milestone payments and royalties in exchange for the licensing of NeuroTransTM to Roche.

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

In November 2006, we licensed the use of Mesd from Washington University in St. Louis for the potential treatment of cancer and bone density disorders. In June 2007, our preclinical study demonstrated that both Mesd and WntTide™ accelerated bone loss in a model of osteoporosis, suggesting inhibition of a key cellular signaling pathway was taking place. These findings indicate that WntTide™ may treat diseases known to be caused by an over-activation of the Wnt pathway, including certain forms of breast cancer. In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C., in June 2009 and will be published in the second calendar half of 2009. We are currently evaluating the next steps with researchers at Washington University in the continued development of WntTideTM.

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

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, prior to the merger with Raptor Therapeutics, Encode paid an initial license fee and we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2008 by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of May 31, 2009, we accrued $40,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which offers guidance for SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes:  (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

For the three month period ended May 31, 2009, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:  risk-free interest rate of 2.6%; 7 year expected life; 233% volatility; 10% turnover rate; and 0% dividend rate.

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

Results of Operations

Three month periods ended May 31, 2009 and 2008

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the quarter ended May 31, 2009 increased by $0.14 million compared to the prior year’s comparable period. The increase was primarily due to an increase of $0.11 million in intellectual property expenses associated with preclinical and clinical programs, an increase of $0.10 million in employee salaries, benefits, recruiting and other employment-related costs due to employee raises that occurred in July 2008 and the hiring of a Chief Medical Officer in April 2009, a $0.09 million increase in consultant expense related to business development and strategic advisory services, a $0.02 million increase in press releases issued, all of which were partially offset by (i) a $0.09 million increase in allocation of support services to research and development expenses, (ii) a $0.07 million decrease in milestone-related bonuses that occurred in the third fiscal quarter of 2008, but did not repeat in the third fiscal quarter of 2009 and (iii) a $0.02 million decrease in amortization and depreciation due to fixed assets that became fully depreciated in the third fiscal quarter of 2009.

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the quarter ended May 31, 2009 increased by $0.3 million over the prior year’s comparable period primarily due to the costs associated with the formulation manufacturing expenses of our proprietary formulation of DR Cysteamine of $0.22 million in preparation for our clinical trial in cystinosis, a $0.20 million increase representing our ongoing NASH clinical trial expenses, an increase of $0.11 million in research and development consulting related to the preparation of our IND for DR Cysteamine for cystinosis, an increase of $0.09 million in salaries and benefits due to the hiring of our director of program management in October 2008 and our Chief Medical Officer in April 2009, an increase of $0.03 million related to preclinical testing that did not occur in the prior year, a $0.09 increase of support services to research and development due to the increase in headcount of the research and development department, all of which were partially offset by (i) a decrease in lab collaboration fees of $0.06 million due to the lapse of the Stanford collaboration on NeuroTransTM, (ii) a decrease of $0.18 million in HepTideTM conjugates produced for studies in the prior year, and (iii) a decrease of $0.2 million in clinical trial expense related to the ConviviaTM clinical trial in the prior year which did not reoccur in the current year.

Research and development expenses include the following: (in $ millions)

	Estimated	Cumulative through	Three month period ended May 31,		Nine month period ended May 31,
Major Program (stage of development)	next 12 months	May 31, 2009	2009	2008	2009	2008
DR Cysteamine – All Indications (clinical)	5.1	4.1	1.3	0.2	3.1	0.5
ConviviaTM (clinical)	-	2.0	-	0.7	0.3	1.0
HepTideTM (preclinical)	0.1	1.5	0.1	0.3	0.3	0.5
NeuroTransTM (preclinical)	-	0.7	-	0.1	0.1	0.2
WntTideTM (preclinical)	-	0.3	-	-	0.1	0.1
Minor or Inactive Programs	-	0.7	-	-	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	1.8	4.4	0.5	0.3	1.4	1.2
Total Research & Development Expenses	7.0	13.7	1.9	1.6	5.4	3.6

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Estimated	Cumulative through	Three month period ended May 31,		Nine month period ended May 31,
Major Program (stage of development)	next 12 months	May 31, 2009	2009	2008	2009	2008
DR Cysteamine – All Indications (clinical)	0.03	0.17	0.01	0.01	0.09	0.04
ConviviaTM (clinical)	0.01	0.06	0.02	0.03	0.02	0.09
HepTideTM (preclinical)	0.04	0.15	0.05	0.01	0.05	0.01
NeuroTransTM (preclinical)	0.03	0.12	-	-	0.02	0.02
WntTideTM (preclinical)	0.02	0.05	-	-	-	-

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

Current Status of Major Programs

Please refer to our Plan of Operations and Overview in Item 1 for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH, and Huntington’s Disease. In April 2009, we submitted an Investigation New Drug (“IND”) application to allow us to study DR Cysteamine in cystinosis patients in a Phase IIb clinical trial. In June 2009, we began dosing patients in our cystinosis trial. In February 2009, we completed enrollment of our NASH clinical trial. Both our NASH and cystinosis clinical trials are currently ongoing. We anticipate studying DR Cysteamine in Huntington’s Disease patients in the clinic in the second half of 2009.

Our ConviviaTM product candidate completed its initial clinical study in 2008 and we are actively seeking to partner any further development of our ConviviaTM product candidate with an Asian company where its potential market exists. NeuroTransTM is currently being studied under a collaboration agreement with Roche. HepTideTM and WntTideTM are undergoing preclinical proof of concept studies, which will require further study prior to potentially moving into a clinical phase of development.

Interest Income

Interest income decreased by $8,000 over the equivalent quarter of the prior fiscal year due to the significant decrease in money market interest rates from 1.5% during the three month period ended May 31, 2008 to approximately 0.5% during the three month period ended May 31, 2009 and the lower cash balances maintained in the current fiscal quarter compared to the equivalent period in the prior year.

Interest expense

Interest expense decreased by $16,000 over the equivalent quarter of the prior fiscal year due to the capitalized finder’s fee for a convertible loan of 200,000 shares of our common stock valued at $102,000, which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the convertible loan prior to its expiration in April 2008.

Nine month periods ended May 31, 2009 and 2008

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the nine month period ended May 31, 2009 increased by $0.35 million compared to the prior year’s comparable period. The increase was primarily due to an increase of $0.25 million in employee salaries, bonuses, benefits and other employment-related costs due to employee raises that occurred in July 2008, milestone related bonuses paid in October 2008 and recruiting fees related to the hiring of our director of program management in October 2008 offset by prior year’s bonuses not repeated in the current year, plus an increase of $0.22 million in administrative consulting due to the retention of a strategic business advisor in May 2008, an increase of $0.08 million of board fees and expenses due to the addition of a new board member in July 2008, an increase of $0.03 million related to attendance at trade shows, all of which were partially offset by (i) a $0.09 million decrease in legal fees related to due diligence and the closing of two strategic acquisitions during the prior year nine month period that did not recur in the current year, (ii) a decrease of $0.04 million in amortization and depreciation related to fully depreciated fixed assets and (iii) the increase of support services allocation to research and development expenses of $0.1 million.

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the nine month period ended May 31, 2009 increased by $1.73 million over the prior year’s comparable period primarily due to the costs associated with the formulation manufacturing expenses of our proprietary formulation of DR Cysteamine of $1.00 million in preparation for our clinical trial in cystinosis, an increase of $0.50 million in research and development consulting related to the preparation for our pre-IND meeting with the FDA and in preparation for our IND submission, an increase of $0.20 million in milestone payments for the commencement of the NASH trial in October 2008, an increase of $0.22 million in clinical trial costs for our NASH indication, an increase of $0.17 million in salaries and benefits due to the hiring of our director of program management in October 2008 and our Chief Medical Officer in April 2009, an increase of $0.1 million in preclinical studies of our DR Cysteamine program in NASH which occurred in the current year, an increase of $0.1 million in allocated support services, all of which were partially offset by (i) a decrease in lab collaboration fees of $0.2 million due to the lapse of the Stanford collaboration on NeuroTransTM, (ii) a decrease of $0.2 million due to the ConviviaTM clinical trial in the prior year that did not repeat in the current year, (iii) a decrease of $0.1 million of HepTideTM conjugates that were manufactured in the prior year but did not repeat in the current year, (iv) a decrease of $0.04 million in preclinical studies due to the reduction of resources allocated to preclinical programs and (v) a decrease of $0.02 million in tradeshow costs which we incurred in the prior year but not in the current year.

In-Process Research and Development Expenses

In-process research and development expenses decreased by $0.2 million over the nine month period ended May 31,

2008 due to the recording of the purchase of our ConviviaTM program during the nine month period ended May 31, 2008. No such expense was incurred in the nine month period ended May 31, 2009. In-process research and development expenses were calculated based on the value of our stock issued in connection with the purchase of certain intellectual property rights to develop ConviviaTM (4-MP) for the treatment of acetaldehyde toxicity.

Interest Income

Interest income decreased by $19,000 during the nine month period ended May 31, 2009 over the nine month period ended May 31, 2008 due to the significant decrease in money market interest rates from 4% to 4.5% in 2008 to approximately 0.5% to 1.5% in 2009, partially offset by a higher money market balance during the nine month period ended May 31, 2009.

Interest expense

Interest expense decreased by $0.1 million in the nine month period ended May 31, 2009 over the nine month period ended May 31, 2008 due to the capitalized finder’s fee of 200,000 shares of our common stock valued at $102,000, which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the convertible loan prior to its expiration.

Liquidity and Capital Resources

Capital Resource Requirements

As of May 31, 2009, we had approximately $0.5 million in cash, approximately $0.8 million in current liabilities and approximately $(0.1) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $691,000.

We believe that our cash and cash equivalents balances as of May 31, 2009 plus cash anticipated to be received by July 17, 2009 from the exercise of re-priced warrants and cash expected to be received by July 31, 2009 from a current financing will be sufficient to meet our obligations into the first calendar quarter of 2010. Our cash and cash equivalents as of July 15, 2009, will be sufficient to meet our minimum obligations into the fourth calendar quarter of 2009. We are currently in the process of reviewing strategic partnerships, collaborations and merger candidates in order to fully fund our preclinical and clinical programs through the end of 2010. If we are not able to close a strategic transaction, we anticipate raising additional capital in the fourth calendar quarter of 2009.

On April 29, 2009, in order to reflect current market prices, we notified holders of warrants purchased in the May/June 2008 private placement that we were offering, in exchange for such warrants, new warrants to purchase Raptor’s common stock at an exercise price of $0.30 per share, but only to the extent such exchange and exercise, including the delivery of the exercise price, occur prior to or on July 17, 2009. If the exchange and exercise do not occur by that date, then the original, unexercised warrants with an exercise price of $0.90 per share remain in place in accordance with the warrant agreement and such original unexercised warrants will retain their original expiration date of May 21, 2010. As of July 10, 2009, approximately $1.6 million was received in warrant exercises in exchange for the issuance of 5,215,000 shares of our common stock.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing (including the financing that we are currently pursuing) will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreements with Washington University and UCSD due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin and/or the rights to Mesd licensed to us by Washington University and/or the rights to DR Cysteamine licensed to us by UCSD, depending on which agreement is breached. If we lose our rights to the intellectual property related to the RAP technology purchased by us from BioMarin, our agreement with Roche would likely be terminated and any milestone or royalty payments from Roche to us would thereafter cease to accrue.

We will need to raise significant long-term financing in order to implement our 12 month operating plan. If we are able to raise significant additional financing, for the next 12 months we intend to expend a total of approximately $8.3 million to implement our operating plan of researching and developing our RAP based platform, our licensed technologies, as well as ConviviaTM and DR Cysteamine.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:
Research and development activities	$6,000,000
Research and development compensation and benefits	1,050,000
General and administrative activities	600,000
General and administrative compensation and benefits	630,000
Capital expenditures	20,000
Total estimated spending for the next 12 months	$8,300,000

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

Research and Development Activities

We plan to conduct further research and development, seeking to improve upon our RAP-based and in-licensed technology and run several clinical trials for DR Cysteamine in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $6.0 million. We will need to scale down our research and development plans and expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled “Capital Resource Requirements.”

Officer and Employee Compensation

We currently employ five executive officers. We also have two permanent scientific staff members, one permanent clinical development staff member, one permanent finance staff member and one temporary part-time research intern. Assuming we obtain significant additional long-term financing, we anticipate spending up to approximately

$1.68 million in officer and employee compensation during the next 12 months, of which $1.05 million is allocated to research and development expenses and $0.63 million is allocated to general and administrative expenses. We will need to scale down our officer and employee compensation expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled “Capital Resource Requirements.”

General and Administrative

Assuming we obtain additional long-term financing, we anticipate spending approximately $0.60 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled “Capital Resource Requirements.”

Capital Expenditures

We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture. We will need to scale down our capital expenditures detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled “Capital Resource Requirements.”

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

100,000 shares of our restricted, unregistered common stock within fifteen (15) days after we enter into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 50,000 shares of our restricted, unregistered common stock. Should we obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 50,000 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement. On March 31, 2008, we issued 100,000 shares of our common stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM.

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

Contractual Obligations with UCSD

As a result of the merger of our clinical subsidiary and Encode, we received the exclusive worldwide license to DR Cysteamine (“License Agreement”) for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary, delayed-release, enteric-coated microbead formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington’s Disease (“HD”) and Non-alcoholic steatohepatitis (“NASH”).

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%;  a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products (which, as of our fiscal year ended August 31, 2008, we have fulfilled by spending approximately $900,000 on such programs) pursuant to the License Agreement. As of May 31, 2009, we accrued $40,000 due to UCSD for the milestone related to the first patient dosing in the NASH trial which commenced in October 2008. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

New Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. We have determined that SFAS 157 had no material impact on our financial results for the three and nine month periods ended May 31, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 159 as of September 1, 2008. We have determined that SFAS 159 had no material impact on our financial results for the three and nine month periods ended May 31, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we adopted EITF 07-3 as of September 1, 2008. We have determined that EITF 07-3 had no material impact on our financial results for the three and nine month periods ended May 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on December 1, 2008 and have determined that SFAS 161 had no material impact on our financial results for the three and nine month periods ended May 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We are adopting SFAS 165 as of September 1, 2009 and do not expect it to have a material impact on the our condensed consolidated financial statements.

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

As of May 31, 2009, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at May 31, 2009, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $4,930 annually, however it would have no effect on the fair value of the money market principal balances.

Of our total consolidated cash and cash equivalent balance of approximately $0.5 million, our money market balances represent $0.3 million or 60%.

Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations The carrying value of our capital lease obligation approximates its fair value at May 31, 2009.

Item 4. Controls and Procedures.

As of May 31, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our quarterly report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of May 31, 2009, are effective at such reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of May 31, 2009.

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

Our condensed consolidated financial statements as of May 31, 2009 have been prepared assuming that we will continue as a going concern. As of May 31, 2009, we had an accumulated deficit of approximately $19.9 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.

We believe that our cash and cash equivalents balances as of May 31, 2009 plus cash anticipated to be received by July 17, 2009 from the exercise of re-priced warrants and cash expected to be received by July 31, 2009 from a current financing, will be sufficient to meet our obligations into the first calendar quarter of 2010. Our cash and cash equivalents as of July 15, 2009, will be sufficient to meet our minimum obligations into the fourth calendar quarter of 2009. We are currently in the process of reviewing strategic partnerships, collaborations and merger candidates in order to fully fund our preclinical and clinical programs through the end of 2010. If we are not able to close a strategic transaction, we anticipate raising additional capital in the fourth calendar quarter of 2009. These estimates are based on assumptions that may prove to be wrong. In addition to the activities described herein above, we anticipate that we will need to raise funds in the future for the continued development of our drug development programs. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing, may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise significant additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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

If we fail to develop our drug product candidates, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs and may be forced to cease operations. -46-

If we are limited in our ability to utilize acquired or licensed technologies, we may be unable to develop, out-license, market and sell our product candidates, which could cause delayed new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We entered into an asset purchase agreement with BioMarin for the purchase of intellectual property related to the RAP technology, a licensing agreement with Washington University for Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University and UCSD the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements  are  terminated  by  either  party, we would  be forced  to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations. If we lose our rights to the intellectual property related to the RAP technology purchased by us from BioMarin, our agreement with Roche would likely be terminated and any milestone or royalty payments from Roche to us would thereafter cease to accrue.

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

Our clinical development of DR Cysteamine targets diseases with small patient populations, including nephropathic cystinosis and Huntington’s Disease. If we are successful in developing DR Cysteamine and receive regulatory approval to market DR Cysteamine for a disease with a small patient population, the per-patient prices at which we could sell DR Cysteamine for these indications are likely to be relatively high in order for us to recover our development costs and achieve profitability. We believe that we will need to market DR Cysteamine for these indications worldwide to achieve significant market penetration of this product.

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

In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

-	we or our collaborator/licensee will not be able to produce enough RAP drug product candidates for testing;
-	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
-	the targeted receptors are not transported across the blood-brain barrier;
-	other features of the blood-brain barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;
-	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
-	targeting of the selected receptors induces harmful side-effects which prevent their use as drugs, or
-	that our or our collaborator/licensee’s RAP drug product candidates themselves cause unacceptable side-effects.

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

Our reliance on third parties, such as collaborators, university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, preclinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage university laboratories, other biotechnology or companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in preclinical and clinical testing and collaborators and contract or clinical research organizations to conduct and manage preclinical studies and clinical trials. If we engage these organizations to help us with our preclinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform preclinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well  as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

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

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher M. Starr, our Chief Scientific Officer, Dr. Todd C. Zankel, our Chief Financial Officer, Kim R. Tsuchimoto, Ted Daley, the President of our clinical development subsidiary and Dr. Patrice P. Rioux, Chief Medical Officer of our clinical development subsidiary. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.

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

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.)” and “Contractual Obligations with Former Encode Securityholders” above, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 3.1 million shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.

In May and June 2008, pursuant to a securities purchase agreement for a private placement of units, we issued 20 million shares of our common stock and two-year warrants to purchase up to, in the aggregate, 10 million shares of our common stock as well as five-year warrants to purchase up to, in the aggregate, 2.1 million shares of our common stock to placement agents in such private placement. On April 29, 2009, in order to reflect current market prices, we notified holders of warrants purchased in the May/June 2008 private placement that we were offering, in exchange for such warrants, new warrants to purchase Raptor’s common stock at an exercise price of $0.30 per share, but only to the extent such exchange and exercise, including the delivery of the exercise price, occur prior to or on July 17, 2009. If the exchange and exercise do not occur by that date, then the original, unexercised warrants with an exercise price of $0.90 per share remain in place in accordance with the warrant agreement and such original unexercised warrants will retain their original expiration date of May 21, 2010. This may result in the exercise of a substantial portion of the warrants and the issuance of up to 10 million shares of our common stock in July 2009. These stock issuances and other future issuances of common stock underlying unexpired and unexercised warrants will result in, significant dilution to our stockholders.

The issuance of shares of our common stock in a current financing including future issuances of common stock underlying warrants will result in, significant dilution to our stockholders.

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. In December 2008, we entered into a stockholder rights plan with Nevada Agency and Transfer Company, as Rights Agent. The terms of the stockholder rights plan provide for a dividend distribution, as authorized and declared by our board of directors, of one preferred stock purchase right for each outstanding share of our common stock to stockholders of record on and after the close of business on December 19, 2008. Each such right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series A junior participating preferred stock, par value $0.001 per share, of the Company, at a purchase price equal to $5.50 per right, subject to adjustment. The rights will, subject to certain exceptions, cause substantial dilution to a person or group that acquires 20% or more of our common stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third-party making an offer for an acquisition of us. In connection with the stockholder rights plan, our board of directors designated 1,000,000 shares of preferred stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock. The Certificate of Designation, which amended our Certificate of Incorporation, was filed with the Secretary of State of the State of Delaware on December 9, 2008.

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

During the three month period ended May 31, 2009, we entered into a stock option agreement under our 2006 Equity Incentive Plan, as amended, to issue the following stock options to purchase a total of 150,000 shares of our common stock:

		Number of stock
Grant date / type of stock option(1)	Type of optionee	options	Exercise price	Vesting
April 16, 2009 / ISO	Employee	150,000	$0.20	(2)

(1)	ISO - incentive stock option. Stock option expires ten years from grant date.

(2)

Options vest 6/48ths upon the six-month anniversary of grant date and 1/48th per month thereafter. These issuances were exempt from registration under the Securities Act of 1933 pursuant to an exemption under Section 4(2) thereof as a sale of securities not involving any public offering.

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

Date: July 15, 2009

By: /s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: July 15, 2009

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