Form 10-K
period 2009-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2009-10-28
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50720
Raptor Pharmaceuticals Corp.

(Exact name of registrant issuer as specified in its charter)

Delaware	98-0379351

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Commercial Blvd., Suite 200, Novato, CA 94949

(Address of principal executive offices)
(415) 382-8111

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class* Common Stock, $.001 par value Preferred Share Purchase Rights	Name of Each Exchange on Which Registered* The NASDAQ Capital Market
Securities registered under Section 12(g) of the Act:*

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.* Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. * Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.* See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)* Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,829,842 shares common stock, par value $0.001, outstanding as of October 23, 2009.* The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 23, 2009 was $66.7 million.*
The documents incorporated by reference are as follows:
None.

* This information relates to the registrant’s sole stockholder, Raptor Pharmaceutical Corp., a Delaware corporation. As of September 28, 2009, the registrant’s common stock, par value $0.001, was registered under Section 12(g) of the Act. On September 29, 2009, the registrant completed a merger whereby it became a wholly-owned subsidiary of Raptor Pharmaceutical Corp. as further described in the immediately subsequent Explanatory Note. As of September 28, 2009, the registrant would have checked, or left blank, as applicable, each check box set forth on this cover page in the same manner as checked, or left blank, as applicable, as set forth on this cover page. As of October 23, 2009, the registrant has one share of common stock outstanding that is held by Raptor Pharmaceutical Corp. As of February 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $15.9 million.

EXPLANATORY NOTE
On July 27, 2009, we entered into an Agreement and Plan of Merger and Reorganization, herein referred to as the Merger Agreement, with TorreyPines Therapeutics, Inc., a Delaware corporation, herein referred to as TorreyPines, and ECP Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of TorreyPines, herein referred to as Merger Sub. On September 29, 2009, on the terms and subject to the conditions set forth in the Merger Agreement, pursuant to a stock-for-stock reverse triangular merger, or the Merger, Merger Sub was merged with and into us and we survived such Merger as a wholly-owned subsidiary of TorreyPines. Immediately prior to such Merger and in connection therewith, TorreyPines effected a 1-for-17 reverse stock split of its common stock and changed its corporate name to “Raptor Pharmaceutical Corp.”
The stockholder proposals of TorreyPines regarding the reverse stock split, corporate name change, and issuance of shares of TorreyPines’ common stock in such merger and resulting change of control of TorreyPines, among others, were approved by the stockholders of TorreyPines at the Annual Stockholders Meeting of Torrey Pines held on September 28, 2009. Our stockholder proposal regarding the adoption of the Merger Agreement, among others, was approved by our stockholders at our Annual Stockholders Meeting held on September 28, 2009.
As a result of the Merger and in accordance with the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.2331234 shares of Raptor Pharmaceutical Corp.’s common stock, on a post 1-for-17 reverse-split basis. Each option and warrant to purchase our common stock outstanding immediately prior to the effective time of the Merger was assumed by Raptor Pharmaceutical Corp. at the effective time of the Merger, with each share of our common stock underlying such options and warrants being converted into the right to receive 0.2331234 shares of Raptor Pharmaceutical Corp.’s common stock, on a post 1-for-17 reverse split basis, rounded down to the nearest whole share of Raptor Pharmaceutical Corp.’s common stock. Following the Merger, each such option or warrant has an exercise price per share of Raptor Pharmaceutical Corp.’s common stock equal to the quotient obtained by dividing the per share exercise price of our common stock subject to such option or warrant by 0.2331234, rounded up to the nearest whole cent. For example, if we originally issued 1,000,000 shares in a financing at $0.32 per share before the Merger, this Annual Report would reflect this transaction in its post-Merger shares and stock price of 233,123 shares (1,000,000 x .2331234) at $1.373 ($0.32 divided by .2331234) per share; however, each of the pre- and post-Merger proceeds in this example totals approximately $320,000.
Immediately following the effective time of the Merger, our former stockholders owned approximately 95% of the outstanding common stock of Raptor Pharmaceutical Corp. and former TorreyPines stockholders owned approximately 5% of the outstanding common stock of Raptor Pharmaceutical Corp., in each case without taking into account any of the shares of common stock of TorreyPines or ours, respectively, that were issuable pursuant to outstanding options or warrants of TorreyPines or ours, respectively, outstanding as of the effective time of the Merger. Although we became the wholly-owned subsidiary of Raptor Pharmaceutical Corp., we were the “accounting acquirer” in the Merger and our board of directors and officers manage and operate the combined company.
The common stock of Raptor Pharmaceutical Corp. began trading on The NASDAQ Capital Market under the ticker symbol, “RPTPD” on September 30, 2009. Effective October 27, 2009, such ticker symbol changed to “RPTP”.
Following the effective time of the Merger, the business conducted by us immediately prior to the Merger became primarily the business conducted by Raptor Pharmaceutical Corp. Unless otherwise mentioned or unless the context requires otherwise (e.g., our consolidated financial statements as of August 31, 2009, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K or a reference to an event or circumstance that occurred prior to the effective time of the Merger on September 29, 2009), all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Raptor” and similar references refer to the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp., including its wholly-owned direct and indirect subsidiaries (which includes Raptor Pharmaceuticals Corp., TPTX, Inc., Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.) and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceutical Inc.)), following the name change and completion of the Merger. All references to “TorreyPines” refer to TorreyPines Therapeutics, Inc., prior to the name change and the completion of the Merger. Unless otherwise mentioned or unless the context requires otherwise, all discussions in this Annual Report on Form 10-K regarding our business includes the programs of the combined business of Raptor Pharmaceutical Corp., including its wholly-owned direct and indirect subsidiaries, and our plan of operations includes costs related to the Merger with TorreyPines. Unless otherwise mentioned or unless the context requires otherwise, all discussions in this Annual Report on Form 10-K regarding our common stock, our stock price, and our stock options and warrants to purchase our common stock have been converted to their equivalent post-Merger number of shares and equivalent post-Merger stock prices and exercises prices.
This Annual Report on Form 10-K reflects our financial statements as of August 31, 2009, which date precedes the Merger, because the Merger was consummated after our fiscal year-ended August 31, 2009.

RAPTOR PHARMACEUTICALS CORP.
 -i-

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All statements, other than statements of historical facts, included in this Annual Report, including our financial condition, future results of operation, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this Annual Report. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors,” and including, but not limited to, the following:
•	our need for, and our ability to obtain, additional funds;

•	uncertainties relating to clinical trials and regulatory reviews;

•	our dependence on a limited number of therapeutic compounds;

•	the early stage of the products we are developing;

•	the acceptance of any of our future products by physicians and patients;

•	competition and dependence on collaborative partners;

•	loss of key management or scientific personnel;

•	our ability to obtain adequate intellectual property protection and to enforce these rights;

•	our ability to avoid infringement of the intellectual property rights of others; and

•	the other factors and risks described under the section captioned “Risk Factors” as well as other factors not identified therein.
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
Our current pipeline includes three clinical development programs which we are actively developing. We also have three other clinical-stage product candidates, for which we are seeking business development partners but are not actively developing, and we have four preclinical product candidates we are developing, three of which are based upon our proprietary drug-targeting platforms.
Clinical Development Programs
Our three active clinical development programs are based on an existing therapeutic that we are reformulating for potential improvement in safety and/or efficacy and for application in new disease indications. These clinical development programs include the following:
•	DR Cysteamine for the potential treatment of nephropathic cystinosis, or cystinosis, a rare genetic disorder;

•	DR Cysteamine for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver; and

•	DR Cysteamine for the potential treatment of Huntington’s Disease, or HD.
Other Clinical-Stage Product Candidates
We have three clinical-stage product candidates for which we are seeking partners:
•	Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and

•	Tezampanel and NGX426, non-opioids for the potential treatment of: migraine, acute pain, and chronic pain.
Preclinical Product Candidates
Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer:
Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and hepatitis C; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases.
Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.
We are also examining our glutamate receptor antagonists, tezampanel and NGX426, for the potential treatment of thrombosis and spasticity disorders.

DRUG PRODUCT CANDIDATE	DISEASE INDICATION	STAGE OF DEVELOPMENT
Delayed release, enterically coated cysteamine bitartrate, or DR Cysteamine	cystinosis	Phase IIb (ongoing, open IND) Orphan Product Designation

DR Cysteamine	NASH	Phase IIa (ongoing, open IND)

DR Cysteamine	HD	Phase II (planned for 2010) Orphan Product Designation

ConviviaTM	ALDH2 Deficiency, or Ethanol Intolerance	Business Development Opportunity (Phase IIa completed)

Tezampanel and NGX 426	Migraine and Pain	Business Development Opportunity (Phase I/II completed)

HepTideTM	Hepatocellular Carcinoma, or HCC and Hepatitis	Preclinical (ongoing)

WntTideTM	Breast Cancer	Preclinical (ongoing)

NeuroTransTM	Neurodegenerative Diseases	Preclinical Roche collaboration (ongoing)

Tezampanel and NGX 426	Thrombosis and Spasticity Disorder	Preclinical
Future Activities
Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical programs and continued development of our preclinical product candidates. We also plan to actively seek business development partners for our ConviviaTM product candidate and Tezampanel and NGX426. We may also develop future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. Our plans for research and development activities over the next 12 months can only be implemented if we are successful in raising significant funds during this period. In addition, there can be no assurances that our research and development activities will be successful. If we do not make important progress towards achieving at least one of our major clinical objectives, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern.
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

Development of DR Cysteamine for the Potential Treatment of Nephropathic Cystinosis or Cystinosis
Our DR Cysteamine product candidate is a proprietary delayed-release, enteric-coated microbead formulation of cysteamine bitartrate contained in a gelatin capsule. We are investigating DR Cysteamine for the potential treatment of cystinosis.
We believe that immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMEA, approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine is effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.
The FDA granted orphan drug designation for DR Cysteamine for the treatment of cystinosis in 2006.
In June 2009, we commenced our Phase IIb clinical trial of DR Cysteamine in cystinosis, in which we have enrolled nine cystinosis patients with histories of compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial, which is being conducted at the University of California at San Diego, or UCSD, is evaluating safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of DR Cysteamine in patients. Release of data from the study is expected in the fourth calendar quarter of 2009. We plan to follow the Phase IIb clinical study with a pivotal, Phase III clinical study in cystinosis patients anticipated to commence in early 2010. While we plan to commercialize DR Cysteamine in the U.S. by ourselves, we are actively reviewing potential development partners for DR Cysteamine for markets outside of the U.S. with companies that have experience in clinical development and commercialization of orphan drugs in various ex-U.S. countries.
Development of DR Cysteamine for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH
In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients. In October 2009, we announced positive findings from the completed treatment phase of this open-label Phase IIa clinical trial. At the completion of the initial six-month treatment phase, the study achieved the primary endpoint: mean blood levels of alanine aminotransferase, or ALT, a common biomarker for NASH, were reduced by over 50%. Additionally, over half of the study participants had achieved normalized ALT levels by the end of the treatment phase.
There are no currently approved drug therapies for NASH, and patients are limited to lifestyle changes such as diet, exercise and weight reduction to manage the disease. DR Cysteamine represents an important potential treatment option for patients with NASH. Although NASH is most common in insulin-resistant obese adults with diabetes and abnormal serum lipid profiles, its prevalence is increasing among juveniles as obesity rates rise within this patient population. Although most patients are asymptomatic and feel healthy, NASH causes decreased liver function and can lead to cirrhosis, liver failure and end-stage liver disease.
The NASH trial entails six months of treatment followed by a six-month post-treatment monitoring period. Eligible patients with baseline ALT and aspartate aminotransferase or AST measurements at least twice that of normal levels were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of DR Cysteamine. The trial currently has enrolled eleven NASH patients between 11-18 years old. No major adverse events were reported during the six-month treatment phase. Trial subjects continue to be monitored during the six-month post-treatment period currently underway. Full results are being submitted for peer review by UCSD and us, and are expected to be presented in 2010.

Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD
Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase II clinical trial investigating DR Cysteamine in HD patients, anticipated to begin in early 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008.
Other Clinical-Stage Product Candidates
We have three clinical-stage product candidates for which we are seeking partners.
ConviviaTM for Liver Aldehyde Dehydrogenase Deficiency
Convivia™ is our proprietary oral formulation of 4-methylpyrazole, or 4-MP, intended for the potential treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. ConviviaTM is designed to lower systemic levels of acetaldehyde (a carcinogen) and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.
In 2008, we completed a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of East Asian populations. We are actively seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.
Tezampanel and NGX426 for the Potential Treatment of Migraine and Pain
Tezampanel and NGX426, the oral prodrug of tezampanel, are what we believe to be first-in-class compounds that may represent novel treatments for both pain and non-pain indications. Tezampanel and NGX426 are receptor antagonists that target and inhibit a specific group of receptors—the AMPA and kainate glutamate receptors—found in the brain and other tissues. While normal glutamate production is essential, excess glutamate production, either through injury or disease, has been implicated in a number of diseases and disorders. Published data show that during a migraine, increased levels of glutamate activate AMPA and kainate receptors, result in the transmission of pain and, in many patients, the development of increased pain sensitivity.
By acting at both the AMPA and kainate receptor sites to competitively block the binding of glutamate, tezampanel and NGX426 have the potential to treat a number of diseases and disorders. These include chronic pain, such as migraine and neuropathic pain, muscle spasticity and a condition known as central sensitization, a persistent and acute sensitivity to pain.
Results of a Phase IIb clinical trial of tezampanel were released in October 2007. In the trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase II trial in which tezampanel has been shown to have analgesic activity. Based on a review of the Phase II data, the FDA previously agreed that tezampanel may move forward into a Phase III program for acute migraine.
In December 2008, results of NGX426 in a human experimental model of cutaneous pain, hyperalgesia and allodynia demonstrated a statistically significant reduction in spontaneous pain, hyperalgesia and allodynia compared to placebo following injections of capsaicin (i.e., chili oil) under the skin. In February 2009, results from a Phase 1 multiple dose trial of NGX426 showed that the compound is safe and well-tolerated in healthy male and female subjects when dosed once daily for five consecutive days.

We are currently seeking program funding, development collaborations or out-licensing partners for the migraine and pain programs.
Preclinical Product Candidates
We are also developing a drug-targeting platform based on the proprietary use of RAP and Mesd. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others.
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
HepTideTM for Hepatocellular Carcinoma and Hepatitis C
Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics.
In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM , our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, at the National Research Council in Winnipeg, Manitoba, Canada, showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs
HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTideTM has shown to bind to lipoprotein receptor-related protein, or LRP1, receptors on hepatocytes. We believe that the pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.
There are additional factors that favor the suitability of RAP as an HCC targeting agent:
•	RAP is captured by hepatocytes with efficiency, primarily on first-pass.

•	Late-stage HCC is perfused exclusively by the hepatic artery, while the majority of the liver is primarily perfused through the portal vein.
Studies have shown that the RAP receptor, LRP1, is well expressed on human HCC and under-expressed on non-cancerous, but otherwise diseased, hepatocytes. Also, LRP1 expression is maintained on metastasized HCC. These factors will favor delivery of RAP peptide-conjugated anti-tumor agents to tumor cells, whether in the liver or at metastasized sites.
We are evaluating conjugates between HepTideTM and a chemotherapeutic for testing in vitro and in appropriate preclinical models for the potential treatment of HCC.

We are also evaluating conjugates between HepTideTM and an antiviral agent for testing in vitro and in appropriate preclinical models for the potential treatment of hepatitis C.
NeuroTransTM for the Potential Treatment of Diseases Affecting the Brain
Hundreds of known genetic and neurodegenerative diseases affect the brain. Drugs often have difficulty reaching these disease-affected areas because the brain has evolved a protective barrier, commonly referred to as the blood-brain barrier.
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
In preclinical studies, NeuroTrans™ has been conjugated to a variety of protein drugs, including enzymes and growth factors, without interfering with the function of either fusion partner. Studies indicate that radio-labeled NeuroTrans™ may be transcytosed across the blood-brain barrier and that fusions between NeuroTrans™ and therapeutic proteins may be manufactured economically. Experiments conducted in collaboration with Stanford University in 2008 support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier.
In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman — La Roche Ltd. and Hoffman—La Roche Inc., or Roche, to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under terms of the agreement, Roche has funded studies of select molecules attached to NeuroTrans™. The agreement provides Roche with an exclusive worldwide license to NeuroTrans™ for use in the delivery of diagnostic and therapeutic molecules across the blood-brain barrier. Roche’s and our scientists will actively collaborate on the project. We have received an initial upfront payment for the collaboration to cover our portion of the initial studies, and may earn development milestone payments and royalties in exchange for the licensing of NeuroTrans™ to Roche.
WntTideTM for the Potential Treatment of Cancer
Human Mesd is a natural inhibitor of the receptor LRP6. LRP6 has recently been shown to play a role in the progression of some breast tumors. Studies in the laboratory of Professor Guojun Bu, one of our scientific advisors, at the Washington University in St. Louis Medical School have demonstrated the potential of Mesd and related peptides to target these tumors. These molecules and applications are licensed to us from Washington University.
WntTide™ is our proprietary, Mesd-based peptide that we are developing as a potential therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6. We have licensed the use of Mesd from Washington University in St. Louis for the potential treatment of cancer and bone density disorders.
In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C., in June 2009 and will be published in the fourth quarter of 2009. We are currently planning another breast tumor preclinical model study with researchers at Washington University in the continued development of WntTide™.

Tezampanel and NGX426 for the Potential Treatment of Thrombotic Disorder
Research conducted at Johns Hopkins University or JHU by Craig Morrell, D.V.M., Ph.D., and Charles Lowenstein, M.D. demonstrated the importance of glutamate release in promoting platelet activation and thrombosis. Research shows that platelets treated with an AMPA/kainate receptor antagonist such as tezampanel or NGX426 are more resistant to glutamate-induced aggregation than untreated platelets. This identifies the AMPA/kainate receptors on platelets targeted by tezampanel or NGX426 as a new antithrombotic target with a different mechanism of action than Plavix®, aspirin or tPA. We have licensed the intellectual property of Tezampanel and NGX 426 for the treatment of thrombotic disorder from JHU and are in discussions with potential collaborators regarding the development of this product candidate. Research conducted in Martin Marsala’s lab at UCSD has demonstrated the utility of tezampanel in reducing spasticity elicited by activation of AMPA receptors on spinal astrocytes following ischemic events. We intend to further assess application of tezampanel in the treatment of spasticity.
Other Development Areas
Securing Additional and Complementary Technology Licenses from Others
We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential targeting molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs’ clinical indications through additional clinical trials. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.
Strategic Acquisitions
Reverse Merger with TorreyPines
In July 2009, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with TorreyPines Therapeutics, Inc., a Delaware corporation, or TorreyPines, and ECP Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of TorreyPines, or Merger Sub. On September 29, 2009, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into us and we survived such Merger as a wholly-owned subsidiary of TorreyPines. Immediately prior to such Merger and in connection therewith, TorreyPines effected a 1-for-17 reverse stock split of its common stock and changed its corporate name to “Raptor Pharmaceutical Corp.”
As of immediately following the effective time of the Merger, our former stockholders owned approximately 95% of the outstanding common stock of Raptor Pharmaceutical Corp. and former TorreyPines stockholders owned approximately 5% of the outstanding common stock of Raptor Pharmaceutical Corp., in each case without taking into account any of the shares of common stock of TorreyPines or ours, respectively, that were issuable pursuant to outstanding options or warrants of TorreyPines or ours, respectively, outstanding as of the effective time of the Merger. Although we became the wholly-owned subsidiary of Raptor Pharmaceutical Corp., we were the “accounting acquirer” in the Merger and our board of directors and officers manage and operate the combined company. The common stock of Raptor Pharmaceutical Corp. began trading on The NASDAQ Capital Market under the ticker symbol, “RPTPD” in September 2009. Effective October 27, 2009, such ticker symbol changed to “RPTP”. Future filings with the Securities and Exchange Commission, or SEC, with respect to our business will be made by Raptor Pharmaceutical Corp.

Purchase of ConviviaTM
In October 2007, we purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now calls ConviviaTM , we issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, we issued to Mr. Daley 23,312 shares of our common stock pursuant to our Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, we issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.
Purchase of DR Cysteamine
In December 2007, through a merger between Encode Pharmaceuticals, Inc., or Encode, and our wholly-owned subsidiary, Raptor Therapeutics, we purchased certain assets, including the clinical development rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, we issued 802,946 shares of our common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of our common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of our common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement. Such common stock, Encode Options to purchase our common stock, and Encode Warrants to purchase our common stock combine for an aggregate amount of 1,142,304 shares of our common stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.
As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2009 by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To-date, we have paid $250,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Company History
Corporate Structure
We were incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp., or HCCC. On June 9, 2006, HCCC merged with our wholly-owned subsidiary, Raptor Pharmaceuticals Corp. incorporated on May 5, 2006 in Delaware. As a result, HCCC was reincorporated from the State of Nevada to the State of Delaware and changed our name to Raptor Pharmaceuticals Corp. HCC was a publicly traded company quoted on the OTC Bulletin Board and upon the merger traded under the ticker RPTP.
On May 25, 2006, we acquired 100% of the outstanding capital stock of Raptor Discoveries (f/k/a Raptor Pharmaceutical Inc.) (incorporated in Delaware on September 8, 2005), a development-stage research and development company and on June 9, 2006, we disposed of our former wholly-owned subsidiary, Bodysentials Health & Beauty Inc., which sold nutritional milkshakes and drinks on the Internet. On August 1, 2007, we formed Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) as our wholly-owned subsidiary for the purpose of developing clinical-stage drug product candidates through to commercialization.
On September 29, 2009, we merged with a subsidiary of TorreyPines in a reverse triangular merger pursuant to which we became a wholly-owned subsidiary of TorreyPines and our stockholders exchanged their shares in us for shares in TorreyPines. TorreyPines changed its name to Raptor Pharmaceutical Corp. and began trading on the NASDAQ Capital Market under the ticker symbol “RPTPD”. Effective October 27, 2009, the ticker symbol changed to “RPTP”. Our Board and officers manage the combined company.
Financing History
Initial Investors
On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc., we issued 1,864,987 shares of common stock to the Raptor Pharmaceutical Inc. stockholders including 699,370 shares of our common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., our Chief Executive Officer and Chief Scientific Officer, respectively, 233,123 shares of our common stock to Erich Sager, a member of our board of directors and 233,123 shares of common stock to an unrelated third party. These initial stockholders of Raptor Pharmaceutical Inc. purchased common stock of Raptor Pharmaceutical Inc. when we were a privately held company for the following amounts of proceeds: Dr. Starr $5,000; Dr. Zankel $5,000; Mr. Sager $100,000 and the unrelated third party $200,000.
$5 Million Financing and the 2006 Reverse Merger
Pursuant to an agreement dated March 8, 2006, with HCCC, on May 25, 2006, we closed a $5 million financing concurrent with a reverse merger. As part of that agreement, HCCC loaned us $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing. Also, the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 186,499 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 1,942,695 units at $2.57 per unit. Each unit consisted of one share of our common stock and one common stock purchase warrant exercisable for one share of our common stock at $2.57 per share. The warrants were exercisable for 18 months and expired on November 25, 2007. Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. Prior to the warrants expiring, we received $3,895,000 in gross proceeds from the exercise of warrants in exchange for 1,513,359 shares of our common stock.
Issuance of Common Stock Pursuant to Stock Option Exercises
Since inception, we received $8,700 from the exercise of stock options resulting in the issuance of 3,380 shares of our common stock.

2008 and 2009 Private Placements
In May and June 2008, referred to herein as the 2008 Closing, we entered into a securities purchase agreement, referred to herein as the 2008 Purchase Agreement, with eight investors, referred to herein as the 2008 Investors, for the private placement of our units, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a purchase price of $2.15 per unit. At the 2008 Closing, we sold an aggregate of 4,662,468 shares of common stock and two-year warrants with an exercise price of $3.22 or $3.86 per share, depending on when such warrants were exercised, if at all, to purchase up to an aggregate of 2,331,234 shares of common stock to the 2008 Investors for aggregate gross proceeds to us of $10 million. Pursuant to the 2008 Purchase Agreement, we agreed to prepare and file a registration statement within 60 days after the 2008 Closing with the SEC covering the common stock (including common stock underlying warrants, including warrants issued to placement agents) sold pursuant to the 2008 Purchase Agreement, subject to volume limitations, and to use our commercially reasonable efforts to cause such registration statement to become effective with the SEC thereafter and to remain effective until the earlier to occur of the date (i) that is the second anniversary of the 2008 Closing, (ii) the date such securities may be sold under Rule 144 during any 90-day period and (iii) such time as all of such securities have been publicly sold. We filed the registration statement in July 2008, which the SEC declared effective on August 7, 2008
In connection with the 2008 Closing, we issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of our common stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon a percentage of the proceeds of the sale of the units of the 2008 Closing. In connection with the 2008 Closing, we issued placement agent warrants to purchase 489,559 shares of our common stock at an exercise price of $2.36 per share for a five year term and cash fees to placement agents totaling $700,000. One of the placement agents compensated, Limetree Capital, was issued warrants to purchase 438,890 shares of our common stock and paid a cash commission of $627,550. One of our board members serves on the board of Limetree Capital.
On April 29, 2009, in order to reflect then-current market prices, we notified the 2008 Investors that we were offering, in exchange for their 2008 warrants, new warrants to purchase our common stock at an exercise price of $1.29 per share, but only to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009, such offer is herein referred to as the 2009 Warrant Exchange. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. We received approximately $2.6 million of proceeds from warrant exercises that resulted in the issuance of 2,031,670 shares of our common stock pursuant to the exchange described above.
In August 2009, referred to herein as the 2009 Closing, we entered into a securities purchase agreement, referred to herein as the 2009 Purchase Agreement, with four investors, referred to herein as the 2009 Investors, for the private placement of our units, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a purchase price of $1.37 per unit. At the 2009 Closing, we sold an aggregate of 1,738,226 shares of common stock and two-year warrants with an exercise price of $2.57 or $3.22 per share, depending on when such warrants were exercised, if at all, to purchase up to an aggregate of 869,113 shares of common stock to the 2009 Investors for aggregate gross proceeds to us of $2,386,000. Pursuant to the 2009 Purchase Agreement, we agreed to prepare and file a registration statement within 75 days after the 2009 Closing with the SEC covering the common stock (including common stock underlying warrants, including warrants issued to placement agents) sold pursuant to the 2009 Purchase Agreement, subject to volume limitations.
In connection with the 2009 Closing, we issued warrants and a cash fee to Limetree Capital, the sole placement agent, to compensate them for placing investors into the financing. The placement agent was issued warrants exercisable for 7% of our common stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon a percentage of the proceeds of the sale of the units of the 2009 Closing introduced by Limetree. In connection with the 2009 Closing, we issued to the placement agent warrants to purchase 129,733 shares of our common stock at an exercise price of $1.50 per share for a five year term and paid a cash fee of $59,360.

Proprietary Rights
We purchased from BioMarin the intellectual property owned by BioMarin for the research and development of the RAP technologies, including two patents, two pending patent applications and two provisional patent applications in review in the U.S., and countries in Europe and Asia and two trademarks for NeuroTrans™. Subsequent to the purchase from BioMarin, we have filed four additional patent applications for our RAP technologies. As of October 23, 2009, we have eight patent applications under prosecution in the U.S. and internationally. Two of these applications relate to cysteamine and the remaining six cover the RAP platform. Of the six RAP platform patents, two have been allowed in the U.S., as of July 14, and August 4, 2009, and another was allowed in Japan, Australia and Europe during the first half of 2009. All other applications are awaiting examination in a variety of countries. We also entered into an exclusive worldwide license agreement with Washington University for our Mesd program for the treatment of cancer and bone diseases. We fund the prosecution of a patent application covering this technology, entering national phase in the U.S. and internationally in November, 2009. In October 2007, we acquired intellectual property assets from Convivia, Inc., a privately held pharmaceutical company, including four filed patents for 4-MP as a potential treatment for ALDH2 deficiency. Since the acquisition of Convivia, Inc. assets, we filed a provisional patent for trans-dermal formulation of 4-MP, a provisional patent for genotype specific methods for treating human subjects using 4-methylpyrazole and a patent based on botanically derived compound for treatment of ALDH2 deficiency. In December 2007, we acquired an exclusive worldwide license agreement to pending patent applications from UCSD relating to our DR Cysteamine program. In March 2008, we amended our license with UCSD to add exclusive worldwide rights to develop DR Cysteamine for the potential treatment of NASH. Through our reverse merger with TorreyPines, we have a license from Eli Lilly & Co. for the intellectual property related to tezampanel and NGX426 for pain indications and a license of tezampanel and NGX 426 for the treatment of thrombotic disorder from JHU. We fund the prosecution of a patent covering this technology, which entered national phase in the U.S. in August, 2009.
Regulatory Exclusivities
Orphan Drug Designation
We have been granted access to an Orphan Drug Designation from the FDA for use of DR Cysteamine to potentially treat cystinosis and the use of Cysteamine to potentially treat HD and Batten Disease. The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as meaning diseases for which fewer than 200,000 persons in the U.S. would be likely to receive the treatment. A drug that receives orphan drug status is entitled to up to seven years of exclusive marketing in the U.S. for that indication. Equivalent European regulations would give us ten years of marketing exclusivity for that indication in Europe. DR Cysteamine has already been granted Orphan Drug Designation by the FDA and we plan to submit an orphan drug application in Europe. We cannot be sure that we will be granted orphan drug status or that it would prove advantageous. In addition, the testing and approval process will likely require a significant commitment of time, effort, and expense on our part. If we fail to obtain or maintain orphan drug exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions and our results of operations and revenues will be affected.
Facilities
Our primary offices are located at 9 Commercial Blvd., Suite 200, Novato, CA 94949. Our phone number is (415) 382-8111 and our facsimile number is (415) 382-1368. Our website is located at www.raptorpharma.com.
Competition
Cystinosis
The only pharmaceutical product currently approved by FDA and EMEA to treat cystinosis that we are aware of is Cystagon ® (rapid release cysteamine bitartrate capsules), marketed in the U.S. by Mylan Pharmaceuticals, and by Recordati and Swedish Orphan International in markets outside of the U.S. Cystagon ®

was approved by FDA in 1994 and is the standard of care for cystinosis treatment. While we believe that our DR Cysteamine formulation will be well received in the market due to what we believe will be reduced dose frequency and improved tolerability, if we receive marketing approval, we anticipate that Cystagon ® will remain a well-established competitive product which may retain many patients, especially those for whom the dose schedule and tolerability do not pose significant problems.
We are not aware of any pharmaceutical company with an active program to develop an alternative therapy for cystinosis. There are companies developing and/or marketing products to treat symptoms and conditions related to, or resulting from cystinosis, but none developing products to treat the underlying metabolic disorder. Academic researchers in the U.S. and Europe are pursuing potential cures for cystinosis through gene therapy and stem cell therapy, as well as pro-drug approaches as alternatives to cysteamine bitartrate for cystinosis treatment. The development timeline for these approaches is many years.
Huntington’s Disease
We are not aware of any currently available treatment alternatives for HD, although there are products available such as Haldol, Klonopin and Xenazine to treat uncontrollable movements and mood swings that result from the disease. There are several pharmaceutical companies pursuing potential cures and treatments for HD, as well as numerous academic- and foundation-sponsored research efforts.
Companies with HD product candidates in development include Medivation, Inc., Amarin, Eli Lilly & Co., and Pfizer. Several other companies have drug candidates in preclinical development. Additionally, nutritional supplements including creatinine and coenzyme Q10 have been investigated as potential treatments for HD. The Huntington Study Group sponsors numerous studies of potential therapies for HD, including coenzyme Q10 and the antibiotic minocycline.
NASH
We are not aware of any currently available treatment options for NASH. Weight loss, healthy diet, abstinence from alcohol and increased physical activity are typically suggested to slow the onset of NASH. There are numerous therapies being studied for NASH, including anti-oxidants (Vitamin E, betaine, Moexipril from Univasc), insulin sensitizing agents (Actos ® from Takeda Pharmaceuticals for type 2 diabetes, in an ongoing phase III study for NASH sponsored by University of Texas) and drugs to improve blood flow (Trental ® from Aventis for treatment of intermittent claudication, which is reported to have failed to meet endpoints in a phase II study for NASH). Gilead Sciences is developing a pan-caspase inhibitor for NASH. Other products being studied for NASH include Byetta from Amylin, in an ongoing phase II/III study for NASH; and siliphos, or milk thistle, in a UCSD phase II study for NASH.
ALDH2 Deficiency
ALDH2 deficiency affects hundreds of millions of people worldwide and is especially prevalent in East Asian populations. The association of this metabolic disorder with serious health risks, including liver diseases and digestive tract cancers, has been documented in numerous peer-reviewed studies over the last 10 years. We are not aware of any pharmaceutical products currently approved for this indication, either in the U.S. or internationally. However, given the size of the potential patient population and the emerging awareness of this disorder as a serious health risk, we expect there are or will be other pharmaceutical companies, especially those with commercial operations in Asian countries, developing products to treat the symptoms of this condition. Many of these competitors may have greater resources, and existing commercial operations in the Asian countries which we expect will be the primary markets for this product.
Additionally, there are non-pharmaceutical products available such as supplements and traditional remedies, especially in some Asian countries, which are claimed to be effective in reducing the symptoms associated with ALDH2 deficiency and other physical reactions to ethanol consumption. Although we are not aware of any study which has demonstrated the efficacy of such non-pharmaceutical alternatives, these products may compete with our ALDH2 deficiency product candidate if it is approved for marketing.

Migraine
Triptans are the most commonly prescribed drugs for the treatment of moderate to severe migraine. There are seven triptans approved for use and Imitrex ® , marketed by GlaxoSmithKline, dominates the market. Other triptans are: Zomig ® , Maxalt ® , Amerge ® , Frova™, Axert ® , and Relpax ®. According to PhRMA’s 2008 report, Medicines in Development for Neurologic Disorders, there are more than 30 companies seeking to develop compounds to treat migraine and pain disorders or to obtain additional indications to broaden the use of currently approved pain relieving prescription medications. This list includes most of the large pharmaceutical companies such as Abbott Laboratories, AstraZeneca, Eisai, Elan, Eli Lilly, GlaxoSmithKline, Merck, Pfizer, and Wyeth Pharmaceuticals as well as small and mid-sized biotechnology companies.
Pain
In the neuropathic pain market, we would compete with companies such as Pfizer, marketing Neurontin and Lyrica® , and Eli Lilly, marketing Cymbalta® in addition to opioids approved for treating neuropathic pain, off-label uses of products to treat neuropathic pain and generic products. Given the size of the neuropathic pain market, approximately $3.5 billion in 2006 and expected to double by 2016, it is likely that most of the large pharmaceutical companies as well as many biotechnology companies will look to develop compounds to treat neuropathic pain. Since the licensing of tezampanel, Lilly has continued development of more potent and specific molecules (e.g., iGluR5 antagonists) targeting the same receptors as tezampanel and NGX424 and based on the same chemistry (i.e., tetrahydroisoquinoline moiety) as tezampanel and NGX424. Their third generation candidate is now in phase II studies for osteoarthritis and peripheral neuropathy.
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
Hepatitis
It has been estimated that approximately 3% of the world’s population is chronically infected with hepatitis C, which translates to nearly 200 million people infected worldwide. Due to the latency of hepatitis C virus, or HCV, infection and slow disease progression, along with a lag in awareness of the disease, the number of patients with HCV is increasing and expecting to peak in the next 20-30 years. Over 50,000 people die of HCV infection every year. Up to 75% of chronically infected individuals carry the genotype I strain of HCV. The most effective current treatment for chronic HCV infection is Interferon, but nearly 60% of patients infected with genotype 1 do not show a sustained viral reduction with Interferon treatment, and the remaining 40% of such genotype 1 HCV cases are without any therapy.
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
The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. The current method of delivery by this route, however, is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient. Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, AramGen Technology, to-BBB, Xenoport Inc., Bioasis, Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.
Thrombotic Disorder
A number of anti-platelet drugs are already available on the market. These include the ADP receptor antagonist Plavix, the cyclooxygenase (and hence thromboxane) inhibitor, aspirin, and injectable integrin (IIb/IIIA) blockers such as Integrelin. Each drug has strengths and weaknesses (which predominantly involve excess bleeding). Since anti-thrombotic drugs are a multi-billion dollar market, it is likely that a large number of companies have additional therapies in development.
Because, many of our competitors have greater capital resources and larger overall research and development staffs and facilities, than us, there can be no assurances that we will be successful in competing in the areas discussed above. See the section under “Risk Factors” titled, “If our competitors succeed in developing products and technologies that are more effective than ours, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

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
In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any of our drug product candidates, our ability to receive product revenues, and our liquidity and capital resources.
The FDA’s Modernization Act codified the FDA’s policy of granting “fast track” review of certain therapies targeting “orphan” indications and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Orphan indications are defined by the FDA as having a prevalence of less than 200,000 patients in the U.S. We anticipate that certain genetic diseases and primary liver cancer which could potentially be treated using our technology could qualify for fast track review under these revised guidelines. There can be no assurances, however, that we will be able to obtain fast track designation and, even with fast track designation, it is not guaranteed that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the drug product candidate had not received fast-track designation.
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
The steps required by the FDA before new drug products may be marketed in the U.S. include:
•	completion of preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug application, or IND, which must become effective before clinical trials may commence;

•	adequate and well-controlled Phase I, Phase II and Phase III clinical trials to establish and confirm the safety and efficacy of a drug candidate;

•	submission to the FDA of a new drug application, or NDA, for the drug candidate for marketing approval; and

•	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s cGMP regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.
Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to Good Clinical Practice, or GCP, standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.
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
We do not know whether our IND for future products or the protocols for any future clinical trials will be accepted by the FDA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	a limited number of, and competition for, suitable patients with particular types of disease for enrollment in clinical trials;

•	delays or failures in obtaining regulatory clearance to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; and

•	delays or failures in obtaining Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment; and

•	regulatory action by the FDA for failure to comply with regulatory requirements.
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
In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state, and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the United States must conform with cGMPs. These facilities and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Their failure to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Scientific Advisory Board
The following describes the background of our Scientific Advisory Board.
Stephen C. Blacklow, M.D., Ph.D. Over the last ten years, Dr. Blacklow’s research team has achieved international recognition both for their mechanistic and structural studies of proteins of the LDL receptor family, and for their work on the structure and function of human Notch proteins. Recently, Dr. Blacklow’s team determined the structure of RAP d3 complex with receptor. Dr. Blacklow graduated from Harvard College summa cum laude in 1983, and received his M.D. and Ph.D. in bioorganic chemistry from Harvard University in 1991. Dr. Blacklow is a board-certified pathologist and an Associate Professor of Pathology at Harvard Medical School where he is the Director of the Harvard M.D.-Ph.D. program, basic sciences track. He has directed a research laboratory at the Brigham and Women’s Hospital, a teaching affiliate of the Harvard Medical School, since 1998.
Guojun Bu, Ph.D. Guojun Bu, Ph.D., is a molecular and cell biologist and a leader in the field of the LDL receptor family. Dr. Bu obtained his undergraduate degree from the Beijing Normal University in China. He then studied biochemistry and molecular biology in the Department of Biochemistry at Virginia Tech where he received his Ph.D. Dr. Bu moved to the Washington University School of Medicine for a postdoctoral training in cell biology where he later became a member of the faculty. He is currently Professor of Pediatrics, and of Cell Biology and Physiology. Among the numerous awards that he has received, Dr. Bu has been a Faculty Scholar of the Alzheimer’s Association and an Established Investigator of the American Heart Association. He currently serves as the Editor-in-Chief of Molecular Neurodegeneration.
Ranjan Dohil, M.D. Ranjan Dohil, M.D., is Professor of Pediatrics at the University of California, San Diego, within the Division of Gastroenterology, Hepatology and Nutrition. He has also served as the conference director of the first Cystinosis Research Foundation International Conference in Newport Beach (April 3-5 2008). An interest in childhood acid-peptic disorders led Dr. Dohil to study patients with cystinosis taking cysteamine. He subsequently went on to study the pharmacokinetics of cysteamine with the intention of helping to develop a new formulation of cysteamine that would result in an improved quality of life for patients with cystinosis. Dr. Dohil also has a research interest in eosinophilic esophagitis, a condition that over the past few years has increased in incidence. Within this field, his work has led to the development of a treatment that is becoming more widely used. Dr. Dohil undertook his medical training at the University of Wales College of Medicine in Cardiff, U.K. He has served as a physician in many hospitals over his career including the University Hospital of Wales in Cardiff, U.K., the British Military Hospital in Iserlohn, Germany, and British Columbia’s Children’s Hospital in Vancouver, Canada. He is a reviewer for several respected academic publications, including the Journal of Pediatrics, Pediatrics and the American Journal of Gastroenterology.
William C. Mobley, M.D., Ph.D. After completing undergraduate training in Chemistry and Zoology at the University of Nebraska at Lincoln, William C. Mobley, M.D., Ph.D., received his M.D. and Ph.D. in Neuroscience from Stanford University. Dr. Mobley trained in Pathology and Pediatrics at the Stanford University Hospital and completed a residency and fellowship in Neurology at Johns Hopkins University Hospital, where he also was Chief Resident in Pediatric Neurology. In 1985, he joined the faculty of the University of California, San Francisco School of Medicine where he rose to the rank of Professor of Neurology, Pediatrics and the Neuroscience Program and served as the Director of Child Neurology. In 1991, he was named Derek Denny Brown Scholar of the American Neurological Association. From 1997 to 2005, he served as the Chair of the Department of Neurology and Neurological Sciences at Stanford University, and he held the John E. Cahill Family Endowed Chair. He was appointed Director of the Neuroscience Institute at Stanford. While at Stanford his laboratory studied the signaling biology of neurotrophic factors in the normal nervous system and in animal models of neurological disorders, including Alzheimer’s disease, Down’s syndrome and peripheral neuropathy. He is the recipient of both the Zenith Award and the Temple Award from the Alzheimer’s Association and is a Fellow of the Royal College of Physicians. He was chosen to receive the Cotzias Award of the American Academy of Neurology for 2004. Dr. Mobley is Past President of the Association of University Professors of Neurology and is President of The Professors of Child Neurology. He was recently elected to the Institute of Medicine of the National Academy of Sciences. Dr Mobley now serves as the chair of the department of neurosciences at the University of California, San Diego School of Medicine since April 2009.

Jerry Schneider, M.D. Jerry Schneider, M.D. is Research Professor of Pediatrics and Dean for Academic Affairs Emeritus at the University of California, San Diego (UCSD) School of Medicine. He also serves as a member of the Board of Directors and Chair of the Scientific Review Board for the Cystinosis Research Foundation. Over the course of his distinguished career, Dr. Schneider has been actively involved in the study of metabolic diseases. An expert on the diagnosis and treatment of cystinosis, Dr. Schneider has published over 150 papers on cystinosis and related subjects over the past 40 years. Since 1969 he has been associated with the UCSD School of Medicine in both academic and research capacities. Dr. Schneider earned his M.D. from Northwestern University. He received postgraduate training at Johns Hopkins University, the National Institutes of Health (NIH), and the Centre de Genetique Moleculaire, Gif-sur-Yvette, France. He was also a Guggenheim Fellow and a Fogarty Senior Fellow at the Imperial Cancer Research Fund Laboratories in London, England.
Sam Teichman, M.D., FACC, FACP Sam Teichman, M.D., is an independent consultant in the area of strategic drug discovery and development. He has worked on over 40 medical products in various stages of development from the earliest identification of leads in research to supporting commercial-stage products. Most recently, Dr. Teichman served as Vice President and Chief Development Officer at ARYx Therapeutics, where he was involved in identifying and advancing three products from the research stage into clinical development. During the past 20 years, Dr. Teichman has held senior level executive positions at Genentech, Medco Research (now part of King Pharmaceuticals), Glycomed (now part of Ligand Pharmaceuticals), and Mimetix. He has provided scientific advisory services and has acted in an interim executive role for numerous early-stage and established biotechnology companies. Dr. Teichman holds an M.D. from Columbia University and a B.S. in Chemistry from Columbia College, Columbia University. He is board certified in Internal Medicine and Cardiology. Dr. Teichman is a Fellow of the American College of Cardiology (FACC) and the American College of Physicians (FACP). Dr. Teichman served as Associate Clinical Professor of Medicine at University of California in San Francisco from 1990 to 2001. He has more than 40 original publications, reviews and abstracts published in peer-reviewed and invited medical journals.
Legal Proceedings
Several lawsuits were filed against TorreyPines in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of TorreyPines’ common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and TorreyPines’ former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and TorreyPines’ former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. TorreyPines filed its answer to that complaint on May 26, 2006. TorreyPines’ motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009, an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs. Our response to such appeal was filed on October 23, 2009. We do not anticipate that this claim, if successful, would burden the Company with any additional liability above and beyond the insurance coverage provided under the insurance policy that we currently maintain.
Other than as described above, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.
Research and Development
We are a research and development company and our plan is to focus our efforts in the discovery, research, preclinical and clinical development of our RAP based platforms, complementary technologies and clinical drug candidates to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders and neurodegenerative diseases, genetic disorders and cancer. During the period from September 8, 2005 (inception) to August 31, 2009, we incurred approximately $14.9 million ($6.6 million and $5.6 million for the years ended August 31, 2009 and 2008, respectively) in research and development costs. Please see the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for our planned research and development activities for the next twelve months.
Compliance with Environmental Laws
We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will be approximately $5,000.
Employees
We presently have twelve full time employees, including eight executives, one scientist, one program director and one clinical development assistant in our research and development department and one senior manager in our finance department. Three of the executives were retained as part of the merger with TorreyPines in September 2009. Based on our current plan, over the next 12 month period, we anticipate hiring a regulatory director. We also plan to supplement our human resources needs through consultants and contractors as needed.
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
Our consolidated financial statements as of August 31, 2009 have been prepared assuming that we will continue as a going concern. As of August 31, 2009, Raptor had an accumulated deficit of approximately $21.9 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.
We believe that our cash and cash equivalents balances as of October 23, 2009, will be sufficient to meet our obligations into the first calendar quarter of 2010. We are currently in the process of reviewing strategic partnerships and collaborations in order to fully fund our preclinical and clinical programs through the end of 2010. We also anticipate raising additional capital in the fourth calendar quarter of 2009. These estimates are based on assumptions that may prove to be wrong. In addition to the activities described herein above, we anticipate that we will need to raise funds in the future for the continued development of our drug development programs. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise significant additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.
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
If we do not make important progress towards achieving at least one of our major clinical objectives, as outlined in the section titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report on Form 10-K, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern.
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
All of our drug product candidates are at an early stage of development and will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them.
Since TorreyPines’ inception in 1997 and since we began operations in 2005, both companies have dedicated substantially all of their resources to the research and development of their technologies and related compounds. All of our compounds currently are in preclinical or clinical development, and none have been submitted for marketing approval. Our preclinical compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization.
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
We entered into an asset purchase agreement with BioMarin Pharmaceutical Inc., or BioMarin, for the purchase of intellectual property related to the receptor-associated protein, or RAP, technology, a licensing agreement with Washington University for mesoderm development protein, or Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University and UCSD the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations. If we lose our rights to the intellectual property related to the RAP technology purchased by us from BioMarin, our agreement with Roche regarding the evaluation of therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™ would likely be terminated and any milestone or royalty payments from Roche to us would thereafter cease to accrue.
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
If we do not achieve our projected development goals in the time frames we announce and expect, the credibility of our management and our technology may be adversely affected and, as a result, the price of our common stock may decline.
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
Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application, or IND, and new drug application, or NDA, as applicable, with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From first clinical trial through product approval can take at least eight years, on average in the U.S.
If any of our future clinical development drug product candidates become the subject of problems, including those related to, among others:
•	efficacy or safety concerns with the drug product candidates, even if not justified;

•	unexpected side-effects;

•	regulatory proceedings subjecting the drug product candidates to potential recall;

•	publicity affecting doctor prescription or patient use of the drug product candidates;

•	pressure from competitive products; or

•	introduction of more effective treatments.
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
If the manufacturers upon whom we rely fail to produce in the volumes and quality that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products, if any, and may lose potential revenues.
We do not currently manufacture our drug product candidates, and does not currently plan to develop the capacity to do so. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to timely launch any potential product candidate, if approved, would be jeopardized.
In addition, all manufacturers and suppliers of pharmaceutical products must comply with cGMP requirements enforced by the FDA, through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of their review of any of our NDAs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if a manufacturer for us shifts production from one facility to another, the new facility must go through a complete regulatory qualification and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a our third party manufacturer’s or key supplier’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
If we fail to obtain or maintain orphan drug exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions and our revenues will be reduced.
As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Union, or EU, orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a 10-year period of market exclusivity.

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
Even though we have obtained orphan drug designation for DR Cysteamine for the potential treatment of nephropathic cystinosis, the potential treatment of HD and the potential treatment of Batten Disease and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.
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
Our clinical development of DR Cysteamine targets diseases with small patient populations, including nephropathic cystinosis and HD. If we are successful in developing DR Cysteamine and receive regulatory approval to market DR Cysteamine for a disease with a small patient population, the per-patient prices at which we could sell DR Cysteamine for these indications are likely to be relatively high in order for us to recover our development costs and achieve profitability. We believe that we will need to market DR Cysteamine for these indications worldwide to achieve significant market penetration of this product.
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
In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:
•	We or our collaborator/licensee will not be able to produce enough RAP drug product candidates for testing;

•	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;

•	the targeted receptors are not transported across the blood-brain barrier;

•	other features of the blood-brain barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;

•	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;

•	targeting of the selected receptors induces harmful side-effects which prevent their use as drugs; or

•	that we or our collaborator/licensee’s RAP drug product candidates cause unacceptable side-effects.
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
Companies and universities that have licensed product candidates to us for research, clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products which could reduce our future revenues.
Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. While we seek patent protection for all of our owned and licensed product candidates, our licensors or assignors who created these product candidates are experienced scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed or assigned to us. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed or assigned to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience and may reduce our future revenues from such product candidates.
Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and if any of our product candidates become marketable, sell such products.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business if any of our product candidates become marketable by reducing the prices we or our partners are able to charge for our products (if marketable), impeding our ability to achieve profitability, raise capital or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third-party payers may not be available or may not be sufficient to allow us to sell such products on a competitive or profitable basis.
Any future product revenues could be reduced by imports from countries where our product candidates are available at lower prices.
Even if we obtain FDA approval to market our potential products in the United States, our sales in the United States may be reduced if our products are imported into the United States from lower priced markets, whether legally or illegally. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. There have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our potential future revenues could be reduced.
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
There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or be self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us. There is no assurance that we will be able to retain key employees and/or consultants. If key employees terminate their employment, or if insufficient numbers of employees are retained to maintain effective operations, our development activities might be adversely affected, management’s attention might be diverted from managing our operations to hiring suitable replacements, and our business might suffer. In addition, we might not be able to locate suitable replacements for any key employees that terminate, or that are terminated from, their employment with us and we may not be able to offer employment to potential replacements on reasonable terms, which could negatively impact our product candidate development timelines and may adversely affect our future revenues and financial condition.

Our success depends on our ability to manage our growth.
If we are able to raise significant additional financing, we expect to continue to grow, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage programs and with our plan to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.
Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.
Our executive offices and laboratory facility are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to continue our product development programs.
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
We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations and our management will be required to devote substantial time to comply with such laws and regulations.
We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. Legislation or regulations such as Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as other rules implemented by the SEC and NASDAQ, follow the trend of imposing stricter corporate governance and financial reporting standards have led to an increase in the costs of compliance for companies similar to us, including increases in consulting, auditing and legal fees. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law. Our management and other personnel will need to devote a substantial amount of time to these requirements.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting and related expense and expend significant management efforts. In the future, we may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

We may be required to suspend, repeat or terminate our clinical trials if they do not meet regulatory requirements, the results are negative or inconclusive, or if the trials are not well designed, which may result in significant negative repercussions on our business and financial condition.
Before regulatory approval for any potential product can be obtained, we must undertake extensive clinical testing on humans to demonstrate the tolerability and efficacy of the product, both on our own terms, and as compared to the other principal drugs on the market that have the same therapeutic indication. We cannot provide assurance that we will obtain authorization to permit product candidates that are already in the preclinical development phase to enter the human clinical testing phase. In addition, we cannot provide assurance that any authorized preclinical or clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise to those originally expected to be necessary. We cannot provide assurance that such testing will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, we or regulatory authorities may suspend clinical trials at any time on the basis that the participants are being exposed to unacceptable health risks.
Completion of clinical tests depends on, among other things, the number of patients available for testing, which is a function of many factors, including the number of patients with the relevant conditions, the nature of the clinical testing, the proximity of patients to clinical testing centers, the eligibility criteria for tests as well as competition with other clinical testing programs involving the same patient profile but different treatments. We will rely on third parties, such as contract research organizations and/or co-operative groups, to assist us in overseeing and monitoring clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable standards. A failure by us or such third parties to keep to the terms of a product program development for any particular product candidate or to complete the clinical trials for a product candidate in the envisaged time frame could have significant negative repercussions on our business and financial condition.
If we fail to establish and maintain collaborations or if our partners do not perform, we may be unable to develop and commercialize our product candidates, which may adversely affect our future revenues and financial condition.
We have entered into collaborative arrangements with third parties to develop and/or commercialize product candidates. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize existing and future product candidates. If we fail to maintain the existing collaborative arrangements held by us or fail to enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.
Our dependence on collaborative arrangements with third parties will subject us to a number of risks that could harm our ability to develop and commercialize products:
•	collaborative arrangements might not be on terms favorable to us;

•	disagreements with partners may result in delays in the development and marketing of products, termination of collaboration agreements or time consuming and expensive legal action;

•
we cannot control the amount and timing of resources partners devote to product candidates or their prioritization of product candidates, and partners may not allocate sufficient funds or resources to the development, promotion or marketing of our product candidates, or may not perform their obligations as expected;

•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete their obligations to us; and

•	the terms and conditions of the relevant agreements may no longer be suitable.
We cannot assure you that we will be able to negotiate future collaboration agreements or that those currently in existence will make it possible for us to fulfill our objectives.
We may not complete our clinical trials in the time expected, which could delay or prevent the commercialization of our products, which may adversely affect our future revenues and financial condition.
Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. Clinical trials involving our product candidates may not commence nor be completed as forecasted. In certain circumstances we will rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect. They may not be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our product candidates and harm our business and may adversely affect our future revenues and financial condition.
If we fail to keep pace with rapid technological change in the biotechnology and pharmaceutical industries, our product candidates could become obsolete, which may adversely affect our future revenues and financial condition.
Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with developing such products, which may adversely affect our future revenues and financial condition.
Risks Related to Our Intellectual Property
If we are unable to protect our proprietary technology, we may not be able to compete as effectively and our business and financial prospects may be harmed.
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

•
In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be certain that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our drug product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including the following:

•	Defending a lawsuit takes significant time and can be very expensive.

•	If a court decides that our drug product candidate infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.
•
A court may prohibit us from selling or licensing the drug product candidate unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

•	Redesigning our drug product candidates so we do not infringe may not be possible or could require substantial funds and time.
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

If our agreements with employees, consultants, advisors and corporate partners fail to protect our intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on us.
We have taken steps to protect our intellectual property and proprietary technology, by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, advisors and corporate partners. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
Risks Related to Our Common Stock
We are obligated to issue additional common stock based on our contractual obligations, if we meet certain triggering events, if at all. When we issue such additional common stock, this will result in dilution to common stockholders at the time such additional common stock is issued.
Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.)” and “Contractual Obligations with Former Encode Securityholders” discussed elsewhere in this Annual Report on Form 10-K, relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 664,400 shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.
In May and June 2008, pursuant to a securities purchase agreement for a private placement of units, we issued 4,662,468 shares of our common stock and two-year warrants to purchase up to, in the aggregate, 2,331,234 shares of our common stock as well as five-year warrants to purchase up to, in the aggregate, 489,559 shares of our common stock to placement agents in such private placement. On April 29, 2009, in order to reflect current market prices, we notified the holders of warrants purchased in the May/June 2008 private placement that we were offering, in exchange for such warrants, new warrants to purchase our common stock at an exercise price of $1.29 per share, but only to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. We received approximately $2.6 million of proceeds from warrant exercises that resulted in the issuance of 2,031,670 shares of our common stock pursuant to the exchange described above. In August 2009, pursuant to a securities purchase agreement for a private placement of units, we issued 1,738,226 shares of our common stock and two-year warrants to purchase up to, in the aggregate, 869,113 shares of our common stock as well as a five-year warrant to purchase up to, in the aggregate, 129,733 shares of our common stock to a placement agent in such private placement. These stock issuances and other future issuances of common stock underlying unexpired and unexercised warrants have and will result in, significant dilution to our stockholders.
In connection with other collaborations, joint ventures, license agreements or future financings that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.
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

Our stock price is volatile and the trading in our common stock may be limited.
Our stock price has been and we anticipate that it will continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile and trading in such securities has often been limited. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	the results of our current and any future clinical trials of our drug candidates;

•	the results of ongoing preclinical studies and planned clinical trials of our preclinical drug candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation can result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.
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
In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.
Anti-takeover provisions in our stockholder rights plan and in our certificate of incorporation and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.
We are a party to a stockholder rights plan, also referred to as a poison pill, which is intended to deter a hostile takeover of us by making such proposed acquisition more expensive and less desirable to the potential acquirer. The stockholder rights plan and our certificate of incorporation and bylaws, as amended, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
An adverse determination, if any, in the class action suit in which we are a defendant, or our inability to obtain or maintain directors’ and officers’ liability insurance, could have a material adverse affect on us.
A class action securities lawsuit was filed against TorreyPines, as described in the section titled, “Legal Proceedings” in this Annual Report on Form 10-K. We are defending against this action vigorously; however, we do not know what the outcome of the proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our key management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and stock price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of the liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
Effective April 1, 2006, we entered into a three year lease for 2,892 square feet of combined laboratory and office space with an additional three year option. Our original monthly base rent was $5,206. Effective April 1, 2007, we leased an additional 3,210 square feet in order to expand our office space and our base rent increased to $9,764 per month. In June 2008, our rent increased to $10,215 reflecting a Consumer Price Index increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, we executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). The facility is located in an industrial park at 9 Commercial Blvd, Suite 200, Novato, California 94949. We also store cell line back ups at an off site cell bank, a commercial facility specifically licensed for such purpose. Our current facility is expected to be adequate for the foreseeable future.
ITEM 3: LEGAL PROCEEDINGS
Several lawsuits were filed against TorreyPines in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of TorreyPines’ common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and TorreyPines’ former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and TorreyPines’ former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. TorreyPines filed its answer to that complaint on May 26, 2006. TorreyPines’ motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009, an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs. Our response to such appeal was filed on October 23, 2009. We do not anticipate that this claim, if successful, would burden the Company with any additional liability above and beyond the insurance coverage provided under the insurance policy that we currently maintain.
Other than as described above, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following items were submitted for stockholder vote at our annual meeting, held on September 28, 2009:

The total number of shares voted in person or by proxy was 11,403,587 out of 17,857,555 (64%) shares issued and outstanding on the record date of August 27, 2009.
The following directors were nominated to our Board of Directors:

	Number of shares	Number of shares
Name of nominee	voted FOR	WITHHELD
Christopher M. Starr, Ph.D.	11,904,766	2,741
Raymond W. Anderson	11,401,363	2,223
Erich Sager	11,401,177	2,410
Richard L. Franklin, M.D., Ph.D.	11,401,491	2,096
A proposal to adopt that certain Agreement and Plan of Merger and Reorganization dates as of July 27, 2009, by and among TorreyPines Therapeutics, Inc., ECP Acquisition, Inc. and Raptor Pharmaceuticals Corp.

Number of shares voted FOR:	11,008,116
Number of shares voted AGAINST:	9,884
Number of shares ABSTAINING:	303
A proposal to ratify the appointment of Burr, Pilger & Mayer, LLP as our independent registered public accounting firm for the fiscal year ended August 31, 2009.

Number of shares voted FOR:	11,390,756
Number of shares voted AGAINST:	8,810
Number of shares ABSTAINING:	4,021
A proposal to approve any motion to adjourn Raptor Pharmaceuticals Corp. annual meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of adoption of the Agreement of Plan of Merger and Reorganization.

Number of shares voted FOR:	11,387,437
Number of shares voted AGAINST:	16,149
Number of shares ABSTAINING:	0
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
In connection with the closing of the merger with TorreyPines, the common stock of the combined company commenced trading on the NASDAQ Capital Market on September 30, 2009, under the ticker symbol “RPTPD” with 18,822,162 shares outstanding. Effective October 27, 2009, our ticker symbol changed to “RPTP”.
On September 29, 2009, the last reported sale price on the FINRA OTC Bulletin Board for our common stock was $2.79 per share. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. There is no public trading market for our warrants.

Up to September 29, 2009, our common stock was quoted on the FINRA OTC Bulletin Board under the symbol “RPTP”. Prior to June 8, 2006, our common stock had not traded in the public market. The following table sets forth the quarterly high and low bid prices for our common stock for the period from June 8, 2006 through our quarter ended August 31, 2009, as reported by the FINRA OTC Bulletin Board, which reflects inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

2008 Fiscal Quarters:
September 1, 2007 — November 30, 2007	$2.83	$2.02
December 1, 2007 — February 29, 2008	$2.66	$1.63
March 1, 2008 — May 31, 2008	$2,87	$2.02
June 1, 2008 — August 31, 2008	$2,49	$1,63

2009 Fiscal Quarters:
September 1, 2008— November 30, 2008	$2.06	$0.51
December 1, 2008— February 29, 2009	$1.67	$0.43
March 1, 2009— May 31, 2009	$1.63	$0.64
June 1, 2009— August 31, 2009	$2.23	$1.24
Holders of Record
Immediately prior to the Merger, as of September 29, 2009, there were 49 holders of record of 17,857,555 outstanding shares of our common stock, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 1,000 as of such date. Additionally, on such date, options, held by twenty-five persons to acquire up to, in the aggregate, 989,213 shares, and warrants held by fifteen persons to acquire up to, in the aggregate, 2,011,522 shares, of our common stock, were outstanding.
As of October 21, 2009, there were 340 holders of record of 18,829,842 outstanding shares of our common stock, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 4,800 as of such date. Additionally, on such date, options, held by twenty-five persons to acquire up to, in the aggregate, 989,213 shares, and warrants held by fifteen persons to acquire up to, in the aggregate, 2,011,522 shares, of our common stock, were outstanding.
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
Purchase of Equity Securities and Affiliated Purchasers
We have not repurchased any shares of our common stock since inception. For a discussion regarding our unregistered equity issuances during our fiscal year ended August 31, 2009, please refer to the 2009 Warrant Exchange and the 2009 Closing described under the heading, “2008 and 2009 Private Placements” under Item 1 to this Annual Report on Form 10-K which such discussion is incorporated herein.

ITEM 6: SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial and operating information for, and as of the end of, each of the periods indicated and should be read in conjunction with sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business” and our consolidated financial statements and the corresponding notes to those consolidated financial statements included elsewhere in this Annual Report. The following tables set forth our consolidated balance sheet data as of August 31, 2009 and 2008, and our consolidated statements of operations data for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009 which were audited by Burr, Pilger & Mayer, LLP, an independent registered public accounting firm.

			For the period
			from
			September 8,
			2005
			(inception) to
	For the year ended	For the year ended	August 31,
	August 31, 2009	August 31, 2008	2009
Revenues:	$	$—	$—

Operating expenses:

General and administrative	2,687,993	2,229,140	6,956,240

Research and development	6,570,119	5,558,871	14,874,284
In-process research and development	—	240,625	240,625

Total operating expenses	9,258,112	8,028,636	22,071,149

Loss from operations	(9,258,112)	(8,028,636)	(22,071,149)

Interest income	36,744	77,871	301,903
Interest expense	(2,526)	(103,198)	(109,937)

Net loss	$(9,223,894)	$(8,053,963)	$(21,879,183)

Net loss per share:
Basic and diluted	$(0.64)	$(0.81)

Weighted average shares outstanding used to compute:
Basic and diluted	14,440,254	9,893.612

	August 31,
Balance Sheet Data:	2009	2008
Cash and cash equivalents	$3,701,787	$7,546,912
Working capital	2,739,904	6,659,225
Total assets	6,578,574	10,620,770
Long-term portion of capital lease obligations	6,676	—
Total liabilities	1,075,613	1,003,280
Total stockholders’ equity	5,502,961	9,617,490

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PLAN OF OPERATION
Overview
You should read the following discussion in conjunction with our consolidated financial statements as of August 31, 2009, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”
Unless otherwise mentioned or unless the context requires otherwise (e.g., our consolidated financial statements as of August 31, 2009, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K, or a reference to an event or circumstance that occurred prior to the effective time of the Merger on September 29, 2009), all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Raptor” and similar references refer to the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp., including its wholly-owned direct and indirect subsidiaries (which includes Raptor Pharmaceuticals Corp., TPTX, Inc., Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.) and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)), following the name change and completion of the Merger.
Plan of Operation and Overview
We believe that we are building a balanced pipeline of drug candidates that may expand the reach and benefit of existing therapeutics. Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.
Our current pipeline includes three clinical development programs which we are actively developing. We also have three other clinical-stage product candidates, which we are seeking business development partners but are not actively developing, and we have four preclinical product candidates we are developing, three of which are based upon our proprietary drug-targeting platforms.
Clinical Development Programs
Our three active clinical development programs are based on an existing therapeutic that we are reformulating for potential improvement in safety and/or efficacy and for application in new disease indications. These clinical development programs include the following:
•	DR Cysteamine for the potential treatment of nephropathic cystinosis, or cystinosis, a rare genetic disorder;

•	DR Cysteamine for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver; and

•	DR Cysteamine for the potential treatment of Huntington’s Disease, or HD.

Other Clinical-Stage Product Candidates
We have three clinical-stage product candidates for which we are seeking partners:
•	Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and

•	Tezampanel and NGX426, non-opioids for the potential treatment of: migraine, acute pain, and chronic pain.
Preclinical Product Candidates
Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer:
Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and hepatitis C; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases.
Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.
We are also examining our glutamate receptor antagonists, tezampanel and NGX426, for the potential treatment of thrombotic disorder.
Future Activities
Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical programs and continued development of our preclinical product candidates. We also plan to actively seek business development partners for our ConviviaTM product candidate and Tezampanel and NGX426. We may also develop future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. Our plans for research and development activities over the next 12 months can only be implemented if we are successful in raising significant funds during this period. In addition, there can be no assurances that our research and development activities will be successful. If we do not make important progress towards achieving at least one of our major clinical objectives, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern.
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
Development of DR Cysteamine for the Potential Treatment of Nephropathic Cystinosis or Cystinosis
Our DR Cysteamine product candidate is a proprietary delayed-release, enteric-coated microbead formulation of cysteamine bitartrate contained in a gelatin capsule. We are investigating DR Cysteamine for the potential treatment of cystinosis.
Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMEA, approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine is effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.
The FDA granted orphan drug designation for: DR Cysteamine for the treatment of cystinosis in 2006.
In June 2009, we commenced our Phase IIb clinical trial of DR Cysteamine in cystinosis, in which we have enrolled nine cystinosis patients with histories of compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial, which is being conducted at the University of California at San Diego, or UCSD, is evaluating safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of DR Cysteamine in patients. Release of data from the study is expected in the fourth calendar quarter of 2009. We plan to follow the Phase IIb clinical study with a pivotal, Phase III clinical study in cystinosis patients anticipated to commence in early 2010. While we plan to commercialize DR Cysteamine in the U.S. by ourselves, we are actively reviewing potential development partners for DR Cysteamine for markets outside of the U.S. with companies that have experience in clinical development and commercialization of orphan drugs in various ex-U.S. countries.
Development of DR Cysteamine for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH
In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients. In October 2009, we announced positive findings from the completed treatment phase of this open-label Phase IIa clinical trial. At the completion of the initial six-month treatment phase, the study achieved the primary endpoint: mean blood levels of alanine aminotransferase, or ALT, a common biomarker for NASH, were reduced by over 50%. Additionally, over half of the study participants had achieved normalized ALT levels by the end of the treatment phase.
There are no currently approved drug therapies for NASH, and patients are limited to lifestyle changes such as diet, exercise and weight reduction to manage the disease. DR Cysteamine represents an important potential treatment option for patients with NASH. Although NASH is most common in insulin-resistant obese adults with diabetes and abnormal serum lipid profiles, its prevalence is increasing among juveniles as obesity rates rise within this patient population. Although most patients are asymptomatic and feel healthy, NASH causes decreased liver function and can lead to cirrhosis, liver failure and end-stage liver disease.
The NASH trial entails six months of treatment followed by a six-month post-treatment monitoring period. Eligible patients with baseline ALT and aspartate aminotransferase or AST measurements at least twice that of normal levels were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of DR Cysteamine. The trial currently has enrolled eleven NASH patients between 11-18 years old. No major adverse events were reported during the six-month treatment phase. Trial subjects continue to be monitored during the six-month post-treatment period currently underway. Full results are being submitted for peer review by UCSD and us, and are expected to be presented in 2010.
Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD
Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase II clinical trial investigating DR Cysteamine in HD patients, anticipated to begin in early 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008.

Other Clinical-Stage Product Candidates
We have three clinical-stage product candidates for which we are seeking partners.
ConviviaTM for Liver Aldehyde Dehydrogenase Deficiency
Convivia™ is our proprietary oral formulation of 4-methylpyrazole, or 4-MP, intended for the potential treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. ConviviaTM is designed to lower systemic levels of acetaldehyde (a carcinogen) and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals. ConviviaTM is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.
In 2008, we completed a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of East Asian populations. We are actively seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.
Tezampanel and NGX426 for the Potential Treatment of Migraine and Pain
Tezampanel and NGX426, the oral prodrug of tezampanel, are first-in-class compounds that may represent novel treatments for both pain and non-pain indications. Tezampanel and NGX426 are receptor antagonists that target and inhibit a specific group of receptors—the AMPA and kainate glutamate receptors—found in the brain and other tissues. While normal glutamate production is essential, excess glutamate production, either through injury or disease, has been implicated in a number of diseases and disorders. Published data show that during a migraine, increased levels of glutamate activate AMPA and kainate receptors, result in the transmission of pain and, in many patients, the development of increased pain sensitivity.
By acting at both the AMPA and kainate receptor sites to competitively block the binding of glutamate, tezampanel and NGX426 have the potential to treat a number of diseases and disorders. These include chronic pain, such as migraine and neuropathic pain, muscle spasticity and a condition known as central sensitization, a persistent and acute sensitivity to pain.
Results of a Phase IIb clinical trial of tezampanel were released in October 2007. In the trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase II trial in which tezampanel has been shown to have analgesic activity. Based on a review of the Phase II data, the FDA previously agreed that tezampanel may move forward into a Phase III program for in acute migraine.
In December 2008, results of NGX426 in a human experimental model of cutaneous pain, hyperalgesia and allodynia demonstrated a statistically significant reduction in spontaneous pain, hyperalgesia and allodynia compared to placebo following injections of capsaicin (i.e., chili oil) under the skin. In February 2009, results from a Phase 1 multiple dose trial of NGX426 showed that the compound is safe and well-tolerated in healthy male and female subjects when dosed once daily for five consecutive days.
We are currently seeking program funding, development collaborations or out-licensing partners for the migraine and pain programs.

Preclinical Product Candidates
We are also developing a drug-targeting platform based on the proprietary use of RAP and Mesd. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others.
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
HepTideTM for Hepatocellular Carcinoma and Hepatitis C
Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics.
In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM , our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTideTM which was tested in a preclinical research model of HCC, at the National Research Council in Winnipeg, Manitoba, Canada, showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs
HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTideTM has shown to bind to lipoprotein receptor-related protein, or LRP1, receptors on hepatocytes. We believe that the pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.
There are additional factors that favor the suitability of RAP as an HCC targeting agent:
•	RAP is captured by hepatocytes with efficiency, primarily on first-pass.

•	Late-stage HCC is perfused exclusively by the hepatic artery, while the majority of the liver is primarily perfused through the portal vein.
Studies have shown that the RAP receptor, LRP1, is well expressed on human HCC and under-expressed on non-cancerous, but otherwise diseased, hepatocytes. Also, LRP1 expression is maintained on metastasized HCC. These factors will favor delivery of RAP peptide-conjugated anti-tumor agents to tumor cells, whether in the liver or at metastasized sites.
We are evaluating conjugates between HepTideTM and a chemotherapeutic for testing in vitro and in appropriate preclinical models for the potential treatment of HCC.
We are also evaluating conjugates between HepTideTM and an antiviral agent for testing in vitro and in appropriate preclinical models for the potential treatment of hepatitis C.

NeuroTransTM for the Potential Treatment of Diseases Affecting the Brain
Hundreds of known genetic and neurodegenerative diseases affect the brain. Drugs often have difficulty reaching these disease-affected areas because the brain has evolved a protective barrier, commonly referred to as the blood-brain barrier.
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
In preclinical studies, NeuroTrans™ has been conjugated to a variety of protein drugs, including enzymes and growth factors, without interfering with the function of either fusion partner. Studies indicate that radio-labeled NeuroTrans™ may be transcytosed across the blood-brain barrier and, that fusions between NeuroTrans™ and therapeutic proteins may be manufactured economically. Experiments conducted in collaboration with Stanford University in 2008 support the NeuroTrans™ peptide’s ability to enhance the transport of cargo molecules into the cells that line the blood-brain barrier.
In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman — La Roche Ltd. and Hoffman—La Roche Inc., or Roche, to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under terms of the agreement, Roche has funded studies of select molecules attached to NeuroTrans™. The agreement provides Roche with an exclusive worldwide license to NeuroTrans™ for use in the delivery of diagnostic and therapeutic molecules across the blood-brain barrier. Roche’s and our scientists will actively collaborate on the project. We have received an initial upfront payment for the collaboration to cover our portion of the initial studies, and may earn development milestone payments and royalties in exchange for the licensing of NeuroTrans™ to Roche.
WntTideTM for the Potential Treatment of Cancer
Human Mesd is a natural inhibitor of the receptor LRP6. LRP6 has recently been shown to play a role in the progression of some breast tumors. Studies in the laboratory of Professor Guojun Bu, one of our scientific advisors, at the Washington University in St. Louis Medical School have demonstrated the potential of Mesd and related peptides to target these tumors. These molecules and applications are licensed to us from Washington University.
WntTide™ is our proprietary, Mesd-based peptide that we are developing as a potential therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6. We have licensed the use of Mesd from Washington University in St. Louis for the potential treatment of cancer and bone density disorders.
In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C., in June 2009 and will be published in the second calendar half of 2009. We are currently planning another breast tumor preclinical model study with researchers at Washington University in the continued development of WntTide™.
Tezampanel and NGX426 for the Potential Treatment of Thrombotic Disorder
Research conducted at Johns Hopkins University or JHU by Craig Morrell, D.V.M., Ph.D., and Charles Lowenstein, M.D. demonstrated the importance of glutamate release in promoting platelet activation and thrombosis. Research shows that platelets treated with an AMPA/kainate receptor antagonist such as tezampanel or NGX426 are more resistant to glutamate-induced aggregation than untreated platelets. This identifies the AMPA/kainate receptors on platelets as a new antithrombotic target with a different mechanism of action than Plavix®, aspirin or tPA. We have licensed the intellectual property for the treatment of thrombotic disorder from JHU and are in discussions with potential collaborators regarding this product candidate.

Other Development Areas
Securing Additional and Complementary Technology Licenses from Others
We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential targeting molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs’ clinical indications through additional clinical trials. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.
Strategic Acquisitions
Reverse Merger with TorreyPines
In calendar 2009, we began reviewing potential reverse merger candidates that would be a strategic fit and allow us the opportunity to list our stock on a national stock exchange such as NASDAQ. As a result of that search, we decided to engage in a reverse triangular merger in which our management, Board and our drug product programs would continue to be the focus of the post-merger company while gaining a NASDAQ listing and a couple of potential drug product candidates. In September 2009, our stockholders approved the merger agreement and we closed the reverse merger with TorreyPines and began trading on the NASDAQ Capital Market under the ticker symbol “RPTPD” as “Raptor Pharmaceutical Corp.” Effective October 27, 2009, our ticker changed to “RPTP” and all of our future SEC filings will be as Raptor Pharmaceutical Corp. At the closing of the reverse merger, our stockholders owned 95% of the post-merger company and the original TorreyPines stockholders owned 5% of the post-merger company.
Purchase of ConviviaTM
In October 2007, we purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. We hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of our clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now calls ConviviaTM , we issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, we issued to Mr. Daley 23,312 shares of our common stock pursuant to our Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, we issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.

Purchase of DR Cysteamine
In December 2007, through a merger between Encode Pharmaceuticals, Inc., or Encode, and our wholly-owned subsidiary, Raptor Therapeutics, we purchased certain assets, including the clinical development rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, we issued 802,946 shares of our common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of our common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of our common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement. Such common stock, Encode Options to purchase our common stock, and Encode Warrants to purchase our common stock combine for an aggregate amount of 1,142,304 shares of our common stock issuable to the Encode Securityholders as of the closing of the merger. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.
As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD, School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of our fiscal year ended August 31, 2009 by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To-date, we have paid $250,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.
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
Stock-Based Compensation
In May 2006, our stockholders approved the 2006 Equity Compensation Plan, referred to herein as the Plan. The Plan’s term is ten years and allows for the granting of options to our employees, directors and consultants.

Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date as quoted on the OTC Bulletin Board or relevant stock market or exchange and vest over four years as follows: 6/48ths on the six month anniversary of the date of grant; and 1/48th per month thereafter.
Effective September 1, 2006, our stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), or SFAS 123(R), Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.
In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, or SAB 107, which offers guidance for SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We are applying the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).
For the three month period ended August 31, 2009, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 3.2%; 7 year expected life; 240% volatility; 10% turnover rate; and 0% dividend rate.
We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven years; the expected life was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on the over the counter bulletin board; the turnover rate was based on our assessment of our size and the minimum potential for employee turnover at our current development-stage; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.
If factors change and different assumptions are employed in the application of SFAS 123(R), the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 8 of our consolidated financial statements for further discussion of our accounting for stock based compensation.
We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of Emerging Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.
On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards . This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (APIC pool) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. We have elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FSP FAS 123(R)-3.

Results of Operations
Years ended August 31, 2009 and 2008
General and Administrative
General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the year ended August 31, 2009 increased by $0.45 million compared to the prior year. The increase was primarily due to (A) an increase of $0.29 million in legal and other costs accrued related to the TorreyPines merger, $0.17 million in employee salaries, bonuses, benefits and other employment-related costs due to employee raises that occurred in July 2008, milestone related bonuses paid in October 2008, recruiting fees related to the hiring of our Director of Program Management in October 2008 and our Chief Medical Officer in April 2009, offset by prior year’s performance bonuses not repeated in the current year, plus (B) an increase of $0.20 million in administrative consulting due to the retention of a strategic business advisor in May 2008, investor relations consultants in February 2009 and for the redesign of our website in November 2008, and (C) an increase of $0.08 million of board fees and expenses due to the addition of a new board member in July 2008, all of which were partially offset by (i) the increase of support services allocation to research and development expenses of $0.19 million (ii) a decrease of $0.05 million in amortization and depreciation related to fully depreciated fixed assets, and (iii) a decrease of $0.05 million in travel due to a reduction in attendance at tradeshows and conferences.
Research and Development
Research and development expenses (including officer and employee compensation allocated to research and development) for the year ended August 31, 2009 increased by $1.00 million over the prior year primarily due to (A) the costs associated with the formulation manufacturing expenses of our proprietary formulation of DR Cysteamine of $1.21 million in preparation for our clinical trials in cystinosis, (B) an increase of $0.34 million in research and development consulting related to the preparation for our pre-IND meeting with the FDA and in preparation for our IND submission, (C) an increase of $0.25 million in salaries and benefits due to the hiring of our director of program management in October 2008 and our Chief Medical Officer in April 2009, (D) an increase of $0.25 million in milestone payments for the commencement of the NASH trial in October 2008 and cystinosis trial in June 2009, (E) an increase of $0.23 million in clinical trial costs for our NASH indication, and (F) an increase of $0.19 million in allocated support services, all of which were partially offset by (i) a decrease of $0.54 million due to the ConviviaTM clinical trial in the prior year that did not repeat in the current year, (ii) a $0.30 reduction in lab personnel expenses due to a collaboration reimbursement, (iii) a decrease of $0.27 million of HepTideTM conjugates that were manufactured in the prior year but did not repeat in the current year, (iv) a decrease in lab collaboration fees of $0.24 million due to the lapse of the Stanford collaboration on NeuroTrans™, (v) a decrease of $0.10 million in preclinical studies due to the reduction of resources allocated to preclinical programs and (vi) a decrease of $0.02 million in tradeshow costs which we incurred in the prior year but not in the current year.
Research and development expenses include the following: (in $ millions)

	Estimated
	FYE	Cumulative Through	FYE	FYE
Major Program (stage of development)	August 31, 2010	August 31, 2009	August 31, 2009	August 31, 2008
DR Cysteamine — All Indications (clinical)	6.0	5.0	4.0	1.0
ConviviaTM (clinical)	0.1	2.1	0.4	1.7
HepTideTM (preclinical)	0.1	1.6	0.4	0.7
NeuroTransTM (preclinical)	—	0.3	(0.3)	0.3
WntTideTM (preclinical)	—	0.3	0.1	0.2
Minor or Inactive Programs	—	0.7	0.1	0.2
R & D Personnel and Other Costs Not Allocated to Programs	1.7	4.9	1.9	1.5
Total Research & Development Expenses	7.9	14.9	6.6	5.6

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Estimated
	FYE	Cumulative Through	FYE	FYE
Major Program (stage of development)	August 31, 2010	August 31, 2009	August 31, 2009	August 31, 2008
DR Cysteamine — All Indications (clinical)	0.10	0.20	0.12	0.08
ConviviaTM (clinical)	0.01	0.09	0.05	0.04
HepTideTM (preclinical)	0.05	0.17	0.07	0.05
NeuroTransTM (preclinical)	0.03	0.15	0.05	0.05
WntTideTM (preclinical)	0.01	0.06	0.01	0.02
Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).
Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We will need significant additional funding in order to pursue our plans for the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Item 1A titled Risk Factors for further discussion about the risks and uncertainties pertaining to drug development.
Current Status of Major Programs
Please refer to the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In June 2009, we began our Phase IIb clinical trial to study DR Cysteamine in cystinosis patients. In February 2009, we completed enrollment of our NASH clinical trial. Both our NASH and cystinosis clinical trials are currently ongoing. We anticipate studying DR Cysteamine in a Phase III clinical trial in cystinosis patients and a Phase IIa clinical trial in HD patients in early 2010.
Our ConviviaTM product candidate completed our initial clinical study in 2008 and we are actively seeking to partner any further development of our Convivia TM product candidate with an Asian company where our potential market exists. We are seeking program funding for our Tezampanel and NGX426 product candidates, however, no development costs will be incurred until such funding is obtained, if at all. NeuroTransTM is currently being studied under a collaboration agreement with Roche. HepTideTM and WntTideTM are undergoing preclinical proof of concept studies, which will require further study prior to potentially moving into a clinical phase of development.
In-Process Research and Development Expenses
In-process research and development expenses decreased by $0.24 million over the year ended August 31, 2008 due to the recording of the purchase of our ConviviaTM program during the year ended August 31, 2008. No such expense was incurred in the year ended August 31, 2009. In-process research and development expenses were calculated based on the value of our stock issued in connection with the purchase of certain intellectual property rights to develop ConviviaTM (4-MP) for the treatment of acetaldehyde toxicity.
Interest Income
Interest income decreased by $0.041 million during the year ended August 31, 2009 over the year ended August 31, 2008 due to the significant decrease in annual money market interest rates from an average of 2% in 2008 to an average of less than 1% in 2009.
Interest expense
Interest expense decreased by $0.10 million in the year ended August 31, 2009 over the year ended August 31, 2008 due to the capitalized finder’s fee of 46,625 shares of our common stock valued at $102,000 (which was paid in connection with a convertible loan), which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the convertible loan prior to its expiration.

Years ended August 31, 2008 and 2007
General and Administrative
General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the fiscal year ended August 31, 2008 increased by $0.7 million over the prior fiscal year primarily due to the costs incurred during our fiscal year ended August 31, 2008 for the patent expenses for our clinical programs of $0.1 million, the salary and benefits of our clinical subsidiary’s President of $0.3 million, and legal and accounting expenses attributable to our clinical subsidiary of $0.3 million.
Research and Development
Research and development expenses (including officer and employee compensation allocated to research and development) for the fiscal year ended August 31, 2008 increased by $3.4 million over the prior fiscal year primarily due to the costs incurred during our fiscal year ended August 31, 2008 associated with our Phase IIa clinical trial for the ConviviaTM program of $0.6 million, clinical and regulatory consulting for ConviviaTM of $0.6 million and DR Cysteamine of $0.6 million, executive, finance and facilities costs allocated to the research and development department of our clinical division of $0.5 million, formulation manufacturing expenses of the proprietary formulation of ConviviaTM of $0.3 million and DR Cysteamine of $0.1 million, preclinical studies of ConviviaTM of $0.2 million and of DR Cysteamine of $0.1 million, and amortization of intangible assets related to the purchase of DR Cysteamine of $0.1 million and incremental executive, finance and facilities costs allocated to the research and development department of our clinical division of $0.5 million.
In-Process Research and Development Expenses
In-process research and development expenses increased by $0.24 million over the prior fiscal year due to the recording of the purchase of our ConviviaTM program during our fiscal year ended August 31, 2008. No such expense was incurred in the prior year. In-process research and development expenses were calculated based on the value of our stock issued in connection with the purchase of certain intellectual property rights to develop ConviviaTM (4-MP) for the treatment of acetaldehyde toxicity. For further details about the calculation of in-process research and development expenses, please refer to Note 7 of our audited financial statements located elsewhere in this Annual Report on Form 10-K.
Interest Income
Interest income decreased by $0.07 million over the prior fiscal year due to the significant decrease in money market interest rates from 4.5% during the fiscal year ended August 31, 2007 to an average of approximately 2% during the fiscal year ended August 31, 2008, which was partially offset by the increase in money market balances during the fiscal year ended August 31, 2008 due to the $10 million raised in May and June 2008.
Interest expense
Interest expense increased by $0.1 million over the prior fiscal year due to the capitalized finder’s fee of 46,625 shares of our common stock paid in connection with a convertible loan. These shares were valued at $102,000, which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan. No draws were made on the loan prior to its expiration.
Liquidity and Capital Resources
Capital Resource Requirements
As of August 31, 2009, we had approximately $3.7 million in cash, approximately $1.1 million in current liabilities and approximately $2.7 million of net working capital. Our forecasted average monthly cash expenditures for the next twelve months are approximately $875,000.

We believe that our cash and cash equivalents balances as of August 31, 2009 will be sufficient to meet our obligations into the first calendar quarter of 2010. We are currently in the process of reviewing strategic partnerships and collaborations in order to fully fund our preclinical and clinical programs through the end of 2010. We also anticipate raising additional capital in the fourth calendar quarter of 2009.
On April 29, 2009, in order to reflect current market prices, we notified the holders of warrants purchased in the May/June 2008 private placement that we were offering, in exchange for such warrants, new warrants to purchase our common stock at an exercise price of $1.29 per share, but only to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. We received approximately $2.6 million of proceeds from warrant exercises that resulted in the issuance of 2,031,670 shares of our common stock pursuant to the exchange described above.
On August 21, 2009, we entered into a Securities Purchase Agreement, dated as of August 21, 2009, with four investors for the private placement of units at a purchase price of $1.37 per unit, each unit was comprised of one share of our common stock, par value $0.001 per share and one warrant to purchase one half of one share of our common stock. At the closing, we sold an aggregate of 1,738,226 units to the investors, comprised of an aggregate of 1,738,226 shares of our common stock and warrants, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, entitle the investors to purchase, in the aggregate, up to 869,113 shares of our common stock and have an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants are exercised, if at all.
There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin or our licensing agreements with Washington University and UCSD due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin and/or the rights to Mesd licensed to us by Washington University and/or the rights to DR Cysteamine licensed to us by UCSD, depending on which agreement is breached. If we lose our rights to the intellectual property related to the RAP technology purchased by us from BioMarin, our agreement with Roche would likely be terminated and any milestone or royalty payments from Roche to us would thereafter cease to accrue.
We will need to raise significant long-term financing in order to implement our 12 month operating plan. If we are able to raise significant additional financing, for the next 12 months we intend to expend a total of approximately $10.5 million to implement our operating plan of researching and developing our DR Cysteamine clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.
Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:
Research and development activities	$6,600,000
Research and development compensation and benefits	1,300,000
General and administrative activities	1,400,000
General and administrative compensation and benefits	1,180,000
Capital expenditures	20,000

Total estimated spending for the next 12 months	$10,500,000

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
Research and Development Activities
We plan to conduct further research and development, seeking to support several clinical trials for DR Cysteamine, improve upon our RAP-based and in-licensed technology and continue business development efforts for our other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $6.6 million. We will need to scale down our research and development plans and expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next three months as detailed in the section titled, “Capital Resource Requirements.”
Officer and Employee Compensation
We currently employ eight executive officers. We also have one permanent scientific staff member, two permanent clinical development staff members and one permanent finance staff member. Assuming we obtain significant additional long-term financing, we anticipate spending up to approximately $2.48 million in officer and employee compensation during the next 12 months, of which $1.30 million is allocated to research and development expenses, $0.68 million is allocated to general and administrative expenses and $0.50 million is related to the TorreyPines personnel and is allocated to general and administrative expenses. Cash received as a result of the merger with TorreyPines is sufficient to cover the TorreyPines personnel expense obligations of $0.50 million. We will need to scale down our officer and employee compensation expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled, “Capital Resource Requirements.”
General and Administrative
Assuming we obtain additional long-term financing, we anticipate spending approximately $1.40 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled, “Capital Resource Requirements.”

Capital Expenditures
We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture. We will need to scale down our capital expenditures detailed herein in the next fiscal year if we are not able to raise significant additional financing over the next 12 months as detailed in the section titled, “Capital Resource Requirements.”
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
Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)
Pursuant to the terms of the asset purchase agreement, or the Asset Purchase Agreement that we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we enter into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia, or Purchased Assets, in quantity, referred to as Product, if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of our restricted, unregistered common stock. Should we obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 11,656 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement. On March 31, 2008, we issued 23,312 shares of our common stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM , combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we receive our first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries, or Major Market.

•
11,656 shares of our restricted, unregistered common stock within fifteen (15) days after we receive our second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by us or our licensee of the first phase II human clinical trial for a Product, or Successful Completion if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion. In October 2008, we issued 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

•
11,656 shares of our restricted, unregistered common stock within fifteen (15) days of a Successful Completion in a Major Market by us or our licensee of the second phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought, or Marketing Approval.

•
11,656 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

•
46,625 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we or our licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).

As discussed above, in aggregate, we issued to Mr. Daley, 46,625 shares of our common stock valued at $83,000 and paid $30,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.
Contractual Obligations with Former Encode Securityholders
Pursuant to the terms of the merger agreement, or the Merger Agreement, we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:
•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to, in the aggregate, 116,562 shares of our common stock upon the receipt by it at any time prior to the fifth-year anniversary of the Merger Agreement of approval to market and sell a product for the treatment of cystinosis predominantly based upon and derived from the assets acquired from Encode, or Cystinosis Product, from the applicable regulatory agency (e.g., FDA and European Agency for the Evaluation of European Medical Products or EMEA) in a given major market in the world.

•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to 442,934 shares of our common stock upon the receipt by us at any time prior to the fifth anniversary of the Merger Agreement of approval to market and sell a product, other than a Cystinosis Product, predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMEA) in a given major market in the world.

If within five years from the date of the Merger Agreement, there occurs a transaction or series of related transactions that results in the sale of all or substantially all of the assets acquired from Encode other than to our affiliate in such case where such assets are valued at no less than $2.5 million, the former Encode stockholders will be entitled to receive, in the aggregate, restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to 559,496 shares of common stock, less the aggregate of all milestone payments previously made or owing, if any.
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
Contractual Obligations with UCSD
As a result of the merger of our clinical subsidiary and Encode, we received the exclusive worldwide license to DR Cysteamine, or License Agreement for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary, delayed-release, enteric-coated microbead formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as HD and NASH.
In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from

1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products (which, as of our fiscal year ended August 31, 2009 by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To date, we have paid $250,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.
Off-Balance Sheet Arrangements
We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
Reverse Acquisition
We are treating the TorreyPines merger as a reverse acquisition and the reverse acquisition will be accounted for as a recapitalization.
For accounting purposes, Raptor Pharmaceuticals Corp. is considered the accounting acquirer in the reverse acquisition. The historical financial statements that will be reported in future periods will be those of Raptor Pharmaceuticals Corp. consolidated with its subsidiaries and with its parent, Raptor Pharmaceutical Corp. (formerly TorreyPines). Earnings per share for periods prior to the reverse merger have been restated to reflect the number of equivalent shares received by our former stockholders.
Going Concern
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2009, 2008, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr, Pilger & Mayer, LLP included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.
New Accounting Pronouncements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 , we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. See Note 5, Fair Value Measurements, in our consolidated financial statements as of August 31, 2009, regarding the disclosure of the value of our cash equivalents.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we adopted SFAS 159 as of September 1, 2008. We have determined that SFAS 159 had no material impact on our financial results for the year ended August 31, 2009.

In June 2007, the EITF reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we adopted EITF 07-3 as of September 1, 2008. We have determined that EITF 07-3 had no material impact on our financial results for the year ended August 31, 2009.
In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for us as of September 1, 2009. We are currently evaluating the impact of EITF 07-1 on our financial position and results of operations. Based upon the nature of our business, EITF 07-1 could have a material impact on our financial position and consolidated results of operations in future years.
In December 2007, FASB issued Statement No. 141 (Revised 2007), Business Combinations, or SFAS 141(R), and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160. These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions, if any, completed after September 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on December 1, 2008 and have determined that SFAS 161 had no material impact on our financial results for the year ended August 31, 2009.
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. We have determined it did not have a material impact on our consolidated financial statements.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we anticipate adopting FSP APB 14-1 as of September 1, 2009. We are in the process of evaluating the impact, if any, of FSP APB 14-1 on our consolidated financial statements.
In June 2008, the FASB issued EITF No. 07-5, or EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We are adopting EITF 07-5 as of September 1, 2009 and is in the process of evaluating the impact, if any, of EITF 07-5 on our consolidated financial statements.
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are adopting FSP SFAS 142-3 as of September 1, 2009 and are currently evaluating the impacts and disclosures of this standard, but do not expect FSP SFAS 142-3 to have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS 165 as of August 31, 2009 and anticipate that the adoption will impact the accounting and disclosure of future transactions. Our management has evaluated and disclosed subsequent events from the balance sheet date of August 31, 2009 through October 27, 2009, the day before the date our consolidated financial statements included in this Annual Report on Form 10-K, were filed with the SEC.
FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation, or FIN, No. 46(R), or FIN 46(R), or SFAS 167. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We are currently evaluating the impact of this standard, however, we do not expect SFAS 167 to have a material impact on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or the Codification. The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this Statement for our first fiscal 2010 quarter ending November 30, 2009. There will be no change to our consolidated financial statements due to the implementation of this Statement.
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
As of August 31, 2009, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at August 31, 2009, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $37,000 annually, however it would have no effect on the fair value of the money market principal balances.
Of our total consolidated cash and cash equivalent balance of approximately $3.7 million as of August 31, 2009, our money market balances represent $3.5 million or 95%.
Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations. The carrying value of our capital lease obligation approximates its fair value at August 31, 2009.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Documents filed as part of this annual report on Form 10-K:
Financial Statements

Page
Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of August 31, 2009 and 2008	67

Consolidated Statements of Operations for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009	68

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008 and 2009	69

Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008 for the cumulative period from September 8, 2005 (inception) to August 31, 2009	73

Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Raptor Pharmaceuticals Corp.
We have audited the accompanying consolidated balance sheets of Raptor Pharmaceuticals Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2009 and 2008 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Pharmaceuticals Corp. and its subsidiaries as of August 31, 2009 and 2008 and the consolidated results of their operations and cash flows for the years ended August 31, 2009 and 2008 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not generated any revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
As discussed in Note 14 to the consolidated financial statements, effective September 29, 2009, the Company completed a reverse merger with TorreyPines Therapeutics, Inc. The combined company is called Raptor Pharmaceutical Corp.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
October 27, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31, 2009	August 31, 2008
ASSETS
Current assets:

Cash and cash equivalents	$3,701,787	$7,546,912
Prepaid expenses and other	107,054	115,594

Total current assets	3,808,841	7,662,506

Intangible assets, net	2,524,792	2,663,291
Fixed assets, net	144,735	194,766
Deposits	100,206	100,207

Total assets	$6,578,574	$10,620,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:

Accounts payable	$613,577	$565,593
Accrued liabilities	451,243	432,434
Deferred rent	—	2,951
Capital lease liability — current	4,117	2,302

Total current liabilities	1,068,937	1,003,280

Capital lease liability — long-term	6,676	—

Total liabilities	1,075,613	1,003,280

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized 17,857,555 and 14,064,345 shares issued and outstanding as at August 31, 2009 and 2008, respectively	17,858	14,064
Additional paid-in capital	27,364,286	22,258,715
Deficit accumulated during development stage	(21,879,183)	(12,655,289)

Total stockholders’ equity	5,502,961	9,617,490

Total liabilities and stockholders’ equity	$6,578,574	$10,620,770

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Operations

			For the cumulative
			period
			from September 8, 2005
	For the year ended August 31,		(inception) to
	2009	2008	August 31, 2009

Revenues:	$—	$—	$—

Operating expenses:
General and administrative	2,687,993	2,229,140	6,956,240
Research and development	6,570,119	5,558,871	14,874,284
In-process research and development	—	240,625	240,625

Total operating expenses	9,258,112	8,028,636	22,071,149

Loss from operations	(9,258,112)	(8,028,636)	(22,071,149)

Interest income	36,744	77,871	301,903
Interest expense	(2,526)	(103,198)	(109,937)

Net loss	$(9,223,894)	$(8,053,963)	$(21,879,183)

Net loss per share:
Basic and diluted	$(0.64)	$(0.81)

Weighted average shares outstanding used to compute:
Basic and diluted	14,440,254	9,893,612

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the period from September 8, 2005 (inception) to August 31, 2006

					Deficit
					accumulated
			Additional	Receivable	during the
	Common stock		paid-in	from	development
	Shares	Amount	Capital	stockholders	stage	Total
Balance at September 8, 2005, issuance of common stock to founders at $0.004 per share, net of retirement of common stock upon reverse merger	1,398,740	$1,399	$8,601	$(10,000)	$—	$—

Common stock issued in May 2006 at $0.43 per share pursuant to a stock purchase agreement dated February 2006	233,123	233	99,767	(100,000)	—	—

Common stock issued in May 2006 at $0.86 per share pursuant to a stock purchase agreement dated February 2006	233,123	233	199,767	—	—	200,000

Common stock issued on May 25, 2006 at $2.57 per share, net of fundraising costs of $217,534	1,942,695	1,943	4,780,523	—	—	4,782,466

Common stock and warrants issued for a placement fee in connection with May 25, 2006 financing	186,499	186	(186)	—	—	—

Common stock issued in connection with reverse merger in May 2006	2,914,042	2,914	(2,914)	—	—	—

Warrant subscribed pursuant to a consulting agreement dated September 2005	—	—	60	—	—	60

Consultant stock-based compensation expense	—	—	23,500	—	—	23,500

Repayment of receivable from stockholders	—	—	—	110,000	—	110,000

Net loss	—	—	—	—	(969,250)	(969,250)

Balance at August 31, 2006	6,908,222	$6,908	$5,109,118	$—	$(969,250)	$4,146,776

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the year ended August 31, 2007

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at September 1, 2006	6,908,222	$6,908	$5,109,118	$(969,250)	$4,146,776

Exercise of common stock warrants	765,422	766	1,969,234	—	1,970,000

Exercise of common stock options	3,380	3	8,697		8,700

Consultant stock-based compensation expense	—	—	95,731	—	95,731

Employee stock-based compensation expense	—	—	368,978	—	368,978

Net loss	—	—	—	(3,632,076)	(3,632,076)

Balance at August 31, 2007	7,677,024	$7,677	$7,551,758	$(4,601,326)	$2,958,109

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the year ended August 31, 2008

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balance at September 1, 2007	7,677,024	$7,677	$7,551,758	$(4,601,326)	$2,958,109

Exercise of common stock warrants	747,938	748	1,924,252	—	1,925,000

Consultant stock-based compensation expense	2,040	2	240,227	—	240,229

Employee stock-based compensation expense	23,312	23	491,532	—	491,555

Issuance of common stock for loan placement fee	46,625	47	101,953	—	102,000

Issuance of common stock for the purchase of Convivia, Inc. assets	101,992	102	240,523	—	240,625

Issuance of common stock for the merger with Encode Pharmaceuticals, Inc.	802,946	803	2,657,197	—	2,658,000

Issuance of common stock and warrants for the sale of units in a private placement at $2.14 per unit, including placement agent warrants, net of fundraising costs of $944,065	4,662,468	4,662	9,051,273	—	9,055,935

Net loss	—	—	—	(8,053,963)	(8,053,963)

Balance at August 31, 2008	14,064,345	$14,064	$22,258,715	$(12,655,289)	$9,617,490

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the year ended August 31, 2009

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at August 31, 2008	14,064,345	$14,064	$22,258,715	$(12,655,289)	$9,617,490

Exercise of common stock warrants	2,031,671	2,032	2,612,468	—	2,614,500

Consultant stock-based compensation expense		—	48,094	—	48,094

Employee stock-based compensation expense	23,312	23	354,471	—	354,494

Issuance of common stock and warrants for the sale of units in a private placement at $1.37 per unit, including placement agent warrants, net of fundraising costs of $293,724	1,738,227	1,739	2,090,538	—	2,092,277

Net loss	—	—	—	(9,223,894)	(9,223,894)

Balance at August 31, 2009	17,857,555	$17,858	$27,364,286	$(21,879,183)	$5,502,961

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceuticals Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the cumulative period
			from September 8,
	For the year ended August 31,		2005 (inception) to
	2009	2008	August 31, 2009
Cash flows from operating activities:
Net loss	$(9,223,894)	$(8,053,963)	$(21,879,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	354,494	491,555	1,215,027
Consultant stock-based compensation exp.	48,094	240,229	407,614
Amortization of intangible assets	138,499	94,834	245,208
Depreciation of fixed assets	84,693	126,888	350,940
In-process research and development	—	240,625	240,625
Amortization of capitalized finder’s fee	—	102,000	102,000
Capitalized acquisition costs previously expensed	—	38,000	38,000
Changes in assets and liabilities:
Prepaid expenses	8,540	81,500	(107,053)
Intangible assets	—	—	(150,000)
Deposits	—	(80,000)	(100,206)
Accounts payable	47,984	449,914	613,576
Accrued liabilities	18,809	231,114	451,348
Deferred rent	(2,951)	(8,064)	(105)

Net cash used in operating activities	(8,525,732)	(6,045,368)	(18,572,209)

Cash flows from investing activities:
Purchase of fixed assets	(22,734)	(13,227)	(476,350)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,386,000	10,000,000	17,386,000
Proceeds from the exercise of common stock warrants	2,614,500	1,925,000	6,509,500
Proceeds from the exercise of common stock options	—	—	8,700
Fundraising costs	(293,724)	(944,065)	(1,455,323)
Proceeds from the sale of common stock to initial investors	—	—	310,000
Proceeds from bridge loan	—	—	200,000
Repayment of bridge loan	—	—	(200,000)
Principal payments on capital lease	(3,435)	(2,500)	(8,531)

Net cash provided by financing activities	4,703,341	10,978,435	22,750,346

Net increase (decrease) in cash and cash equivalents	(3,845,125)	4,919,840	3,701,787
Cash and cash equivalents, beginning of period	7,546,912	2,627,072	—

Cash and cash equivalents, end of period	$3,701,787	7,546,912	$3,701,787

Supplemental disclosure of non-cash financing activities:
Acquisition of equipment in exchange for capital lease	$14,006	$—	$21,403

Interest paid	$2,526	$1,198	$7.937

Notes receivable issued in exchange for common stock	$—	$—	$110,000

Common stock issued for a finder’s fee	$—	$102,000	$102,000

Common stock issued in asset purchase	$—	$2,898,624	$2,898,624

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
Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease. Raptor also has two clinical stage product candidates in which the Company is seeking to out-license or a development partnership: ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency; and Tezampanel and NGX426, a non-opioid solution designed to treat chronic pain. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently, in collaboration with Roche, undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. Raptor is also examining Tezampanel and NGX426, for the treatment of thrombotic disorder. The Company’s fiscal year end is August 31.
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
See the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.) and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) incorporated in Delaware on September 8, 2005 (date of inception) and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2009, the Company had accumulated losses of approximately $21.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at August 31, 2009 will be sufficient to meet the Company’s obligations into the first calendar quarter of 2010. The Company is currently in the process of reviewing strategic partnerships and collaborations in order to fully fund its preclinical and clinical programs through the end of 2010. If the Company is not able to close a strategic transaction, the Company anticipates raising additional capital in the fourth calendar quarter of 2009. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 29, 2009, upon the closing of the merger with TorreyPines (as discussed further in the Note 14, Subsequent Events), Raptor’s stockholders exchanged each share of Raptor’s common stock into .2331234 shares of the post-merger company and the exercise prices and stock prices were divided by .2331234 to reflect the post-merger equivalent stock prices and exercise prices. Therefore, all shares of common stock and exercise prices of common stock options and warrants are reported in these consolidated financial statements on a post-merger basis.
The Company’s independent registered public accounting firm has audited our consolidated financial statements for the years ended August 31, 2009 and 2008. The October 27, 2009 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.
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

	For the year ended August 31,
	2009			2008
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(2,920,598)	$(6,303,295)	$(9,223,894)	$(3,834,895)	$(4,219,068)	$(8,053,963)
Total assets	683,828	5,894,746	6,578,574	2,646,598	7,974,172	10,620,770
(e) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	August 31,
	2009	2008
Warrants to purchase common stock	2,057,990	3,090,814
Options to purchase common stock	989,213	907,602

Total potentially dilutive securities	3,047,203	3,998,416

(m)	Stock Option Plan
Effective September 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in accounting for its 2006 Equity Incentive Plan, as amended. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. See Note 8, “Stock Option Plan” for further discussion of employee stock-based compensation.
(n) Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 157 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. See Note 5, Fair Value Measurements, regarding the disclosure of the Company’s value of its cash equivalents.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company adopted SFAS 159 as of September 1, 2008. The Company has determined that SFAS 159 had no material impact for the year ended August 31, 2009.
In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, the Company adopted EITF 07-3 as of September 1, 2008. The Company has determined that EITF 07-3 had no material impact on its financial results for the year ended August 31, 2009.

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
In December 2007, FASB issued SFAS 141(R) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (“IPR&D”) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on December 1, 2008 and has determined that SFAS 161 had no material impact on its financial results for the year ended August 31, 2009.
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company adopted SFAS 162 as of September 1, 2009 and has determined the adoption did not have a material impact on its consolidated financial statements.
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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2008, the FASB issued EITF No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is adopting EITF 07-5 as of September 1, 2009 and is in the process of evaluating the impact, if any, of EITF 07-5 on its consolidated financial statements.
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is adopting FSP SFAS 142-3 as of September 1, 2009 and is currently evaluating the impacts and disclosures of this standard, but does not expect FSP SFAS 142-3 to have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company has adopted SFAS 165 as of August 31, 2009 and anticipates that the adoption will impact the accounting and disclosure of future transactions. The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of August 31, 2009 through October 27, 2009, the day before the date that these consolidated financial statements were filed with the Securities and Exchange Commission in this Annual Report on Form 10-K.
FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“FIN 46(R)”), (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard, however, it does not expect SFAS 167 will have a material impact on its consolidated financial statements.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its first fiscal 2010 quarter ending November 30, 2009. There will be no change to the Company’s consolidated financial statements due to the implementation of this Statement.
(3) INTANGIBLE ASSETS
On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheets as of August 31, 2009 and 2008 based on the estimated fair value of its agreement with BioMarin.
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

Raptor common stock issued (number of shares)	802,946
Raptor common stock issuable upon marketing approval by a regulatory agency of DR Cysteamine for Cystinosis (number of shares)	81,910

Total shares of common stock used to value the transaction	884,856
Average closing price of Raptor’s common stock 2 days before and after the close of the merger	$2.514

Value of Raptor common stock portion of transaction	$2,224,254
Value (based on Carpenter model) of warrants issued in connection with transaction, net of legal fees	395,746

Intangible asset (IP license) related to the Encode merger, gross	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000

Total gross intangible assets	2,770,000
Less accumulated amortization	(245,208)

Intangible assets, net	$2,524,792

The intangible assets are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. During the years ended August 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to August 31, 2009, the Company amortized $138,499, $94,834, and $245,208, respectively, of intangible assets to research and development expense.
The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – actual	138,500
Fiscal year ending August 31, 2010 – estimate	138,500
Fiscal year ending August 31, 2011 – estimate	138,500
Fiscal year ending August 31, 2012 – estimate	138,500
Fiscal year ending August 31, 2013 – estimate	138,500
Fiscal year ending August 31, 2014 – estimate	138,500

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) FIXED ASSETS
Fixed assets consisted of:

Category	August 31, 2009	August 31, 2008	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	80,437	59,703
3 years
Capital lease equipment	14,006	7,397	Shorter of life of asset or lease term

Total at cost	488,356	461,013
Less: accumulated depreciation	(343,621)	(266,247)

Total fixed assets, net	$144,735	$194,766

Depreciation expense for the years ended August 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to August 31, 2009 was $84,693, $126,888 and $350,940, respectively. Accumulated depreciation on capital lease equipment was $3,951 and $5,446 as of August 31, 2009 and 2008, respectively.
(5) FAIR VALUE MEASUREMENT
The Company uses a fair-value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at August 31, 2009 are summarized as follows:

Assets	Level 1	Level 2			Level 3	August 31, 2009
Fair value of cash equivalents	$3,515,353	$		—	$—	$3,515,353

Total	$3,515,353	$	$	—	$—	$3,513,353

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash equivalents represent the fair value of our investment in two money market accounts as of August 31, 2009
(6) ACCRUED LIABILITIES
Accrued liabilities consisted of:

	August 31, 2009	August 31, 2008
Legal fees primarily due to TorreyPines merger (for August 31, 2009)	$195,552	$51,503
TorreyPines joint proxy/prospectus	109,011	—
Salaries and wages	57,351	44,165
Accrued vacation	38,109	17,728
Consulting — research and development	21,000	7,578
Auditing and tax preparation fees	19,720	66,307
Patent costs	10,500	10,000
Clinical trial costs	—	114,514
Preclinical studies	—	48,165
Consulting — administrative	—	30,000
Lab reagents	—	27,024
Prepaid conference expense	—	5,490
Other	—	9,960

Total accrued liabilities	$451,243	$432,434

(7) IN-PROCESS RESEARCH AND DEVELOPMENT
On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company issued an aggregate of 101,991 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to Financial Accounting Standard (“FAS”) 2 Paragraph 11(c), Intangibles Purchased From Others, the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $2.359 per share multiplied by the aggregate number of shares of Raptor common stock issued or 101,991 for a total expense of $240,625 recorded on Raptor’s consolidated statement of operations during the year ended August 31, 2008.
(8) STOCK OPTION PLAN
Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of SFAS 123; and (2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009 was $354,494, $491,555, and $1,215,027 of which cumulatively $1,029,990 was included in general and administrative expense and $185,037 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of SFAS 123R.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%

Quarter ended November 30, 2006	5%	8 years	100%	10%

Quarter ended February 28, 2007	5%	8 years	100%	10%

Quarter ended May 31, 2007	5%	8 years	100%	10%

Quarter ended August 31, 2007	4%	8 years	100%	10%

Quarter ended November 30, 2007	3.75%	8 years	109%	10%

Quarter ended February 29, 2008	2%	8 years	119%	10%

Quarter ended May 31, 2008	2%	8 years	121%	10%

Quarter ended August 31, 2008	2.5%	8 years	128%	10%

Quarter ended November 30, 2008	1.5%	7 years	170%	10%

Quarter ended February 28, 2009	2.0%	7 years	220%	10%

Quarter ended May 31, 2009	2.6%	7 years	233%	10%

Quarter ended August 31, 2009	3.2%	7 years	240%	10%

*	Dividend rate is 0% for all period presented.

**
Stock-based compensation expense was recorded on the consolidated statements of operations commencing on the effective date of SFAS 123R, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the consolidated statements of operations, with no effect on the consolidated statements of operations, per the guidelines of APB No. 25. Consultant stock-based compensation expense has been recorded on the consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of SFAS 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.
The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009, were $48,094, $240,229 and $407,614, respectively, of which cumulatively $101,836 was included in general and administrative expense and $305,778 was included in research and development expense.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the activity in the 2006 Equity Compensation Plan, as amended, is as follows:

				Weighted average
		Weighted average		fair value of options
	Option shares	exercise price	Exercisable	granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—

Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.28

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of August 31, 2009 and 2008 were $57,039 and $5,500 respectively.
There were 406,147 options available for grant under the 2006 Equity Compensation Plan, as amended, as of August 31, 2009. As of August 31, 2009, the options outstanding consisted of the following:

	Options outstanding			Options exercisable
		Weighted
		average
	Number of	remaining	Weight	Number of	Weighted
Range of	options	contractual life	average exercise	options	average exercise
exercise prices	outstanding (#)	(yrs.)	price ($)	exercisable (#)	price ($)
$0 to $1.50	81,595	9.46	1.13	21,855	1.43
$1.51 to $2.00	32,058	8.95	1.88	8,012	1.88
$2.01 to $2.50	199,424	8.31	2.34	155,711	2.37
$2.51 to $3.00	676,136	6.87	2.63	640,725	2.63

	989,213	7.44	2.42	826,303	2.54

At August 31, 2009, the total unrecognized compensation cost was approximately $205,000. The weighted average period over which it is expected to be recognized is 2.75 years.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) INCOME TAXES
The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	August 31,
	2009		2008

Federal tax (Benefit) at statutory rate	$(3,132,608)	-34.00%	$(2,738,000)	-34.00%
State tax (benefit) at statutory rate, net of federal tax benefit	(629,304)	-6.83%	(470,000)	-5.83%
Change in valuation allowance	5,069,715	55.02%	3,208,000	39.83%

Research and development credits	(1,325,036)	-14.38%	—	0.00%
Other	17,233	0.19%	—	0.00%

Provision for Income Taxes	$(0)	(0)	$0	0

Deferred tax assets (liabilities) consist of the following (in thousands):

	August 31,
	2009	2008
Deferred Tax Assets
Net Operating Loss Carryforwards	$4,722,078	$3,248,000
Capitalized Start-Up Costs	1,615,625	612,000
Stock Option Expense	207,169	114,000
Research Credit	2,223,767	84,000
Capital Loss Carryforwards	47,600	0
Basis Difference for Fixed Assets and Intangibles	277,941	—
Accruals	24,823	—
Valuation Allowance	(9,119,003)	(4,058,000)

Gross Deferred Tax Asset	$0	$0

As of August 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $11.6 million and $13.3 million respectively, which expire beginning after the year 2022 and 2016, respectively. As of August 31, 2009, the Company had federal and state research and development credits of $2.2 million and $.1 million respectively. The federal credits expire beginning after the year 2026 and the state credits have no expiration.
The valuation allowance increased approximately $5.1 million during the period ending August 31, 2009, primarily as a result of current year losses.
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

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2006, the FASB released Final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelvemonth period. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.
The Company adopted FIN 48 as of September 1, 2007. As a result of the implementation, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The Company’s policy will be to recognize interest and penalties related to income taxes in income tax expense. The Company is not aware of any pending income tax audits. Significant components of the Company’s deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, stock-based compensation and research credits. Due to the Company’s lack of earning history, any deferred assets recorded have been fully offset by a valuation allowance.
(10) ISSUANCE OF COMMON STOCK
ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES
During the cumulative period from September 8, 2005 (inception) through August 31, 2009, the Company received $3.895 million from the exercises of common stock warrants issued in the Company’s May 2006 financing. The Company issued an aggregate of 1,513,359 shares of common stock for the warrants, which had an exercise price of $2.57 per share and expired on November 25, 2007.
During the cumulative period from September 8, 2005 (inception) through August 31, 2009, the Company received $8,700 from the exercise of stock options resulting in the issuance of 3,380 shares of common stock. Total common stock outstanding as of August 31, 2009 was 17,857,555 shares.
ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.
On October 18, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”) including intellectual property, know-how and research reports related to a product candidate targeting liver aldehyde dehydrogenase (“ALDH2”) deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 46,625 shares of its restricted, unregistered common stock, an additional 46,625 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 23,312 shares of valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 23,312 shares of restricted Raptor common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to FAS 2, Paragraph 11(c), the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.
On December 14, 2007, the Company entered into a Merger Agreement (the “Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Merger Agreement. Pursuant to the Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of such Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the Merger. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principle operations, such as generating revenues from its drug product candidate.
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
In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. To-date, Raptor has paid $250,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT
On May 21, 2008 (the “Initial Closing”) Raptor entered into a Securities Purchase Agreement (the “Purchase Agreement”), with eight investors (the “Initial Investors”) for the private placement of units of the Company, each unit comprised of one share of Raptor’s Common Stock and one warrant to purchase one half of one share of Raptor’s Common Stock, at a purchase price of $2.14 per unit. Immediately subsequent to the Initial Closing, the Company and each Initial Investor entered into an Amendment to the Securities Purchase Agreement, principally in order to increase the amount able to be raised by the Company in the private placement and to extend the outside closing date of such private placement (the “Amendment”, and, together with the Purchase Agreement, the “Amended Purchase Agreement”), dated as of May 21, 2008.
At the Initial Closing, the Company sold an aggregate of 1,030,405 shares of Common Stock (the “Initial Shares”) to the Initial Investors for aggregate gross proceeds of $2,210,000 and issued to the Initial Investors warrants (the “Initial Warrants”). The Initial Warrants, exercisable for two years from the Initial Closing, entitle the Initial Investors to purchase up to an aggregate of 515,203 shares of Common Stock of the Company (the “Initial Warrant Stock”) and have an exercise price of either $3.22 or $3.86 per share, depending on when such Initial Warrants are exercised, if at all, and were valued at approximately $675,000 (using the following Black -Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).
On May 30, 2008 Raptor sold an additional $150,000 of units at the same terms as outlined in the May 21, 2008 closing discussed above. As a result, the Company issued 69,937 shares of the Company’s Common Stock and warrants to purchase 34,969 shares of the Company’s Common Stock valued at approximately $40,000 (using the following Black -Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).
On June 27, 2008 Raptor sold an additional $7,640,000 of units at the same terms as outlined in the May 21, 2008 closing discussed above. As a result, the Company issued 3,562,126 shares of the Company’s Common Stock and warrants to purchase 1,781,063 shares of the Company’s Common Stock valued at approximately $2.3 million (using the following Black -Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).
In connection with the May / June 2008 private placement, the Company issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of Common Stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon the proceeds of the sale of the units of the private placement. In connection with the sale of units, the Company issued placement agent warrants to purchase 489,559 shares of Raptor’s Common Stock at an exercise price of $2.36 per share for a five year term (valued at approximately $960,000 using the following Black -Scholes pricing model assumptions: risk-free interest rate 2%; expected term 5 years and annual volatility 121.45%) and cash fees to placement agents totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 438,890 shares of Raptor’s Common Stock and cash commission of $627,550. One of our Board members serves on the board of Limetree Capital.
On April 29, 2009, in order to reflect current market prices, Raptor notified the holders of warrants purchased in the May/June 2008 private placement that the Company was offering, in exchange for such warrants, new warrants to purchase its common stock at an exercise price of $1.29 per share, but only to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009. The new warrants were valued at approximately $2.3 million based on the following Black -Scholes pricing model assumptions: risk-free interest rate 0.55%; expected term 1 year and annual volatility 231.97%. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. The Company received $2,614,500 of proceeds from warrant exercises that resulted in the issuance of 2,031,670 shares of Raptor’s common stock pursuant to the exchange described above.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 21, 2009 Raptor entered into a securities purchase agreement, dated as of August 21, 2009, with four investors for the private placement of units of the Company at a purchase price of $1.37 per unit, each unit comprised of one share of Raptor’s common stock, par value $0.001 per share and one warrant to purchase one half of one share of Raptor’s common stock. Pursuant to the securities purchase agreement, the Company sold an aggregate of 1,738,226 units to the investors for aggregate gross proceeds of $2,386,000. The 1,738,226 units comprised of an aggregate of 1,738,226 shares of common stock and warrants to purchase up to 869,113 shares of Raptor’s common stock valued at $1.0 million (using the following Black -Scholes pricing model assumptions: risk-free interest rate 1.11%; expected term 2 years and annual volatility 240.29%). The warrants, exercisable for two years from the closing, entitle the investors to purchase, in the aggregate, up to 869,113 shares of Raptor’s common stock and have an exercise price of either $2.57 until the first anniversary of issuance or $3.22 per share after the first anniversary of issuance.
In connection with the August 2009 private placement, the Company issued warrants and a cash fee to Limetree Capital as its sole placement agent to compensate them for placing investors into the financing. Limetree Capital was issued warrants exercisable for 7% of common stock issued and issuable under the warrants issued to investors as part of the financing units and a 3.5% cash fee based upon the proceeds of the sale of the units of the August 2009 private placement. Limetree Capital was issued a five-year warrant to purchase 129,733 shares of Raptor’s Common Stock at an exercise price of $1.50 per share (valued at approximately $171,000 using the following Black -Scholes pricing model assumptions: risk-free interest rate 2.58%; expected term 5 years and annual volatility 240.29%) and cash commission of $59,360. One of our Board members serves on the board of Limetree Capital.
The following is a summary of common stock outstanding as of August 31, 2009:

		Common Stock
Transaction	Date	Issued

Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – Nov. 2008	148,616
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226

Total shares of common stock outstanding		17,857,555

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) WARRANTS
The table reflects the number common stock warrants outstanding as of August 31, 2009:

	Number of
	shares
	exercisable	Exercise price		Expiration date
Summary of outstanding warrants:
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	22,725	$2.40		12/13/2015
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to PIPE investors in May / June 2008	299,564	$3.86		5/21/2010
Issued to placement agents in May / June 2008	489,559	$2.36		5/21/2013
Issued to PIPE investors in August 2009	869,113	$2.57/$3.22	*	8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014

Total warrants outstanding	2,057,990	$2.67	**

*	First year exercisable at $2.57; second year exercisable at $3.22

**	Average exercise price
(12) COMMITMENTS AND CONTINGENCIES
CONTRACTUAL OBLIGATIONS WITH BIOMARIN
Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to our receptor-associated protein (“RAP”) based technology (including NeuroTrans™), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:
$50,000 (paid by the Company in June 2006) within 30 days after Raptor receives total aggregate debt or equity financing of at least $2,500,000;
$100,000 (paid by the Company in June 2006) within 30 days after Raptor receives total aggregate debt or equity financing of at least $5,000,000;
$500,000 upon the Company’s filing and acceptance of an investigational new drug application for a drug product candidate based on the NeuroTrans™ product candidate;
$2,500,000 upon the Company’s successful completion of a Phase II human clinical trial for a drug product candidate based on the NeuroTrans™ product candidate;
$5,000,000 upon on the Company’s successful completion of a Phase III human clinical trial for a drug product candidate based on the NeuroTrans™ product candidate;
$12,000,000 within 90 days of the Company’s obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on the NeuroTrans™ product candidate;
$5,000,000 within 90 days of the Company’s obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on the NeuroTrans™ product candidate;
$5,000,000 within 60 days after the end of the first calendar year in which the Company’s aggregated revenues derived from drug product candidates based on the NeuroTrans™ product candidate exceed $100,000,000; and
$20,000,000 within 60 days after the end of the first calendar year in which the Company’s aggregated revenues derived from drug product candidates based on the NeuroTrans™ product candidate exceed $500,000,000.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to these milestone payments, the Company is also obligated to pay BioMarin a royalty at a percentage of the Company’s aggregated revenues derived from drug product candidates based on the NeuroTransTM product candidate. On June 9, 2006, the Company made a milestone payment in the amount of $150,000 to BioMarin because the Company raised $5,000,000 in its May 25, 2006 private placement financing. If the Company becomes insolvent or if the Company breaches its asset purchase agreement with BioMarin due to non-payment and the Company does not cure its non-payment within the stated cure period, all of the Company’s rights to the RAP technology (including NeuroTransTM) will revert back to BioMarin.
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
23,312 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 11,656 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. On March 31, 2008, the Company issued 23,312 shares of Raptor’s Common Stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM.
23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after it receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (“Major Market”).
11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding bullet point above in a Major Market.
23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of completing predetermined benchmarks in a Major Market by the Company or its licensee of the first phase II human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of the Company’s restricted, unregistered Common Stock within thirty (30) days of such Successful Completion. In October 2008, the Company issued 23,312 shares of Raptor’s Common Stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.
11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of a Successful Completion in a Major Market by the Company’s or its licensee of the second phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).
23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought (“Marketing Approval”).

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).
46,625 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.
23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding bullet point above).
As discussed above, in aggregate, the Company has issued to Mr. Daley, 46,625 shares of Raptor’s common stock valued at $83,000 and paid $30,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.
CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE
As a result of the merger between our clinical subsidiary and Encode, as discussed in Note 10 above, the Encode Securityholders are eligible to receive up to an additional 559,496 shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.
Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2009, the Company has fulfilled by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To-date, we have paid $250,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.
OFFICE LEASES
In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expired in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215 reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). During the year ended August 31, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to August 31, 2009, the Company paid $128,830, $128,268 and $368,395, respectively, in rent.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$124,226
September 1, 2010 to March 31, 2011	73,698
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
The future lease payments under the capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$5,625
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875

Total future capital lease payments	13,125
Less interest	(2,333)

Total current and long-term capital lease liability	$10,792

Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.
RESEARCH COLLABORATION AGREEMENTS
In September 2008, the Company signed a research collaboration agreement with a research hospital. The research collaboration agreement requires the Company to pay an aggregate of $150,000 over one year, which includes the salary, benefits and overhead of one research scientist along with laboratory equipment and supplies necessary to carry out the research at the university. During the year ended August 31, 2009, the Company entered into two preclinical research contracts to tests its proprietary molecules.
The future commitments pursuant to the research agreement are as follows:

Period	Amount
September 1, 2009 through August 31, 2010	$77,484

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLINICAL STUDY AGREEMENTS
In November 2008, the Company sponsored a clinical study with the University of California, San Diego to study a prototype formulation of DR Cysteamine in NASH patients. In May 2009, the Company entered into a clinical study collaboration agreement with the University of California, San Diego, to study DR Cysteamine in patients with cystinosis. Also in May 2009, the Company entered into an agreement with a clinical research organization to monitor the cystinosis trial. The future commitments pursuant to these clinical study agreements are as follows:

Period	Amount
September 1, 2009 through August 31, 2010	$487,436
FORMULATION / MANUFACTURING AGREEMENTS
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

Period	Amount
September 1, 2009 through August 31, 2010	$1,244,783
(13) RELATED PARTY TRANSACTIONS
Pursuant to the terms of the Share Purchase Agreement, the Company issued to each of Drs. Starr and Zankel (its Chief Executive Officer and its Chief Scientific Officer, respectively) 699,370 shares of the Company’s common stock and to Erich Sager (one of the Company’s directors) 233,123 shares of its common stock. Mr. Sager purchased his shares pursuant to a promissory note when the Company was privately held in February 2006 in the amount of $100,000 plus accrued interest at 8% per annum. Mr. Sager repaid $50,000 of the note on February 8, 2006, another $50,000 on March 9, 2006 and $373 of accrued interest on April 11, 2006. Drs. Starr and Zankel and Mr. Sager did not own any shares of the Company’s common stock at the time when the Share Purchase Agreement was first approved and executed.
In connection with the May / June 2008 private placement, the Company issued to Limetree Capital warrants to purchase 438,890 shares of Raptor’s Common Stock and $627,550 in cash commissions. In connection with the August 2009 private placement, the Company issued to Limetree Capital warrants to purchase 129,733 shares of Raptor’s Common Stock and $59,360 in cash commissions. Also, commencing on April 1, 2009, we engaged Limetree to support our investor relations efforts in Europe for a retainer of $2,500 per month. Through August 31, 2009, we have paid $12,500 in such fees to Limetree. One of our Board members serves on the Board of Limetree Capital.
In the ordinary course of business, Raptor’s officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days.
(14) SUBSEQUENT EVENTS
The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of August 31, 2009 through October 27, 2009, the day before the date that these financial statements were filed with the Securities and Exchange Commission in the Annual Report on Form 10-K.
On September 29, 2009, Raptor and TorreyPines Therapeutics, Inc. completed a reverse merger. The combined company is named “Raptor Pharmaceutical Corp.” and commenced trading on September 30, 2009 on the NASDAQ Capital Market under the ticker symbol “RPTP.” Pursuant to NASDAQ’s regulations, for the first 20 trading days the ticker symbol will be “RPTPD”. Effective October 27, 2009, Raptor’s ticker symbol changed to “RPTP”.

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the exchange of shares in the merger, Raptor and TorreyPines stockholders own 95% and 5% of the outstanding shares of the combined company, respectively. Raptor stockholders received 17,881,300 shares of the combined company’s common stock in exchange for the 76,703,147 shares of Raptor common stock outstanding immediately prior to the closing of the merger. On September 29, 2009, TorreyPines’ board of directors, with the consent of Raptor’s board of directors, acted to effect a reverse stock split of the issued and outstanding shares of TorreyPines’ common stock such that every 17 shares of TorreyPines’ common stock outstanding immediately prior to the effective time of the Merger would represent one share of TorreyPines’ common stock. Due to the reverse stock split implemented by TorreyPines, the 15,999,058 shares of TorreyPines common stock outstanding immediately prior to the closing of the merger became 941,121 shares of the combined company’s common stock.
In connection with the merger and subject to the same conversion factor as the Raptor common stock (.2331234), the combined company assumed all of Raptor’s stock options and warrants outstanding at the time of the merger. The combined company also retained the TorreyPines stock options and warrants outstanding at the merger, subject to the same adjustment factor as the TorreyPines common stock to give effect to the 1 for 17 reverse split.
The combined company is headquartered in Novato, California and is managed by Raptor’s existing management team including Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Todd C. Zankel, Ph.D., as Chief Scientific Officer, Kim R. Tsuchimoto, C.P.A., as Chief Financial Officer, Ted Daley, as President of the clinical division and Patrice P. Rioux., M.D., Ph.D., as Chief Medical Officer of the clinical division.
There were a number of factors on which Raptor’s board of directors relied in approving the merger, including, having access to an expanded pipeline of product candidates and having development capabilities across a wider spectrum of diseases and markets. Another primary reason for Raptor’s board of directors’ decision to merge with TorreyPines was the benefit anticipated from the additional liquidity expected from Raptor’s assumption of TorreyPines’ NASDAQ listing. This liquidity benefit is the primary factor behind the goodwill recognized in the transaction (see below). The goodwill has been assigned to our clinical segment and is expected to be fully deductible for tax purposes. Below is a preliminary purchase consideration and breakdown of the assets acquired in the merger with TorreyPines (in millions, except for %):

Purchase Consideration (post-merger shares/share price) Closing price of TorreyPines on September 29, 2009 (date of closing of merger)	$4.23
TorreyPines shares outstanding on September 29, 2009	941,121

Subtotal	$4.00 million
Value of options and warrants assumed	0.44 million
Liabilities assumed	0.59 million

Total preliminary purchase consideration	$5.03 million

Asset Allocation	Value (millions)%
Cash and equivalents	$0.58	12
Other current assets	0.07	1
Accrued liabilities	(0.06)	-1

Working capital	0.59	12
Intangible assets:
In-process research & development	0.90	18
Licenses	0.24	5

Total identifiable assets	1.73	35
Plus Goodwill	3.30	65

Total assets acquired	$5.03	100

RAPTOR PHARMACEUTICALS CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition costs incurred by the Company related to the merger are expected to be approximately $0.5 million.
If the reverse merger had occurred on September 1, 2007, the Company’s revenues would have increase by approximately $2.3 million from license and option fees earned by TorreyPines in 2008 for total pro forma revenues of $2.3 million for the year ended August 31, 2008. Net loss would have decreased by approximately $1.5 million due to an increase of revenues of $2.3 million described above partially offset by $0.8 million in transaction costs and costs associated with obligations owed to the TorreyPines employees for a pro forma net loss of $6.6 million for the year ended August 31, 2008. For the year ended August 31, 2009, the Company’s revenues would have increased by approximately $1.8 million from other revenues earned by TorreyPines for total pro forma revenues of $1.8 million. Net loss would have decreased by approximately $2.1 million due to the increase of revenues of $1.8 million as described above, plus the reduction of $0.3 million of transaction costs which would have occurred during our year ended August 31, 2008, for a pro forma net loss of $7.1 million.
On October 1, 2009, Raptor Pharmaceutical Corp. announced the appointment of Llew Keltner, M.D., Ph.D., to the Company’s board of directors. Dr. Keltner is currently CEO and President of Light Sciences Oncology, a privately-held biotechnology company developing a late-stage, light-activated therapy for hepatocellular cancer and other solid tumors. He is also CEO of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T): CONTROLS AND PROCEDURES
As of August 31, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of August 31, 2009, are effective at such reasonable assurance level.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2009.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with General Instructions G(3) of Form 10-K, we incorporate information regarding our directors, executive officers and corporate governance into this section by reference from section captioned “Directors, Executive Officers and Corporate Governance” in the amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of our fiscal year, August 31, 2009.
ITEM 11: EXECUTIVE COMPENSATION
In accordance with General Instructions G(3) of Form 10-K, we incorporate information regarding executive compensation into this section by reference from the section captioned “Executive Compensation” in the amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of our fiscal year, August 31, 2009.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instructions G(3) of Form 10-K, we incorporate information regarding security ownership of certain beneficial owners and management and related stockholder matters into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of our fiscal year, August 31, 2009.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instructions G(3) of Form 10-K, we incorporate information regarding certain relationships and related transactions, and director independence into this section by reference from the section captioned “Certain Relationships and Related Transactions, and Director Independence” in the amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of our fiscal year, August 31, 2009.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
In accordance with General Instructions G(3) of Form 10-K, we incorporate information regarding our principal accounting fees and services into this section by reference from the section captioned “Principal Accounting Fees and Services” in the amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of our fiscal year, August 31, 2009.

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
Financial Statements
The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of August 31, 2009 and 2008	67

Consolidated Statements of Operations for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009	68

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008 and 2009	69

Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009	73

Notes to Consolidated Financial Statements	74

Exhibits

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
2.1	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.		8-K	000-50720	10.1	5/4/06	Registrant
2.2	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.		8-K	000-50720	10.1	3/14/06	Registrant
2.3	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006		Schedule 14C	000-50720	Schedule A	5/17/06	Registrant
2.4	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among the Registrant, TorreyPines Therapeutics, Inc. and ECP Acquisition, Inc., a Delaware corporation		8-K	000-50720	2.1	7/28/09	Registrant
3.1	Certificate of Incorporation of the Registrant		Schedule 14C	000-50720	Schedule B	5/17/06	Registrant
3.2	Bylaws of the Registrant		Schedule 14C	000-50720	Schedule C	5/17/06	Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant		8-A	000-50720	3.1	12/9/08	Registrant
4.2	Rights Agreement, between the Registrant and Nevada Agency and Trust Company, dated May 13, 2005		8-A	000-50720	4.1	12/9/08	Registrant
4.3	Form of Rights Certificate of the Registrant (included in Exhibit 4.2)						Registrant
4.4	Amendment to Rights Agreement of the Registrant		8-K	000-50720	4.1	7/28/09	Registrant
4.5	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC		10QSB/A	000-50720	4.1	4/15/08	Registrant
4.6	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP		10QSB/A	000-50720	4.2	4/15/08	Registrant
4.7	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.1	7/9/08	Registrant
4.8	Amendment to Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.2	7/9/08	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
4.9	Form of 2008 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	5/22/08	Registrant
4.10	Form of 2008 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K/A	000-50720	4.2	5/28/08	Registrant
4.11	Form of Warrant Exchange Agreement, dated July 17, 2009	X
4.12	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto	X
4.13	Form of 2009 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	8/25/09	Registrant
4.14	Form of 2009 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.2	8/25/09	Registrant
10.1	Employment Agreement between the Registrant and Dr. Christopher Starr dated May 1, 2006		8-K	000-50720	10.5	5/26/06	Registrant
10.2	First Amendment to the Employment Agreement between the Registrant and Dr. Christopher Starr effective January 1, 2009		8-K	000-50720	10.1	1/5/09	Registrant
10.3	Employment Agreement between the Registrant and Dr. Todd Zankel dated May 15, 2006		8-K	000-50720	10.6	5/26/06	Registrant
10.4	First Amendment to the Employment Agreement between the Registrant and Dr. Todd Zankel effective January 1, 2009		8-K	000-50720	10.3	1/5/09	Registrant
10.5	Employment Agreement between the Registrant and Ms. Kim Tsuchimoto dated May 1, 2006		8-K	000-50720	10.7	5/26/06	Registrant
10.6	First Amendment to the Employment Agreement between the Registrant and Ms. Kim Tsuchimoto effective January 1, 2009		8-K	000-50720	10.7	1/5/09	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.7	Employment Agreement between Raptor Therapeutics and Thomas E. Daley dated September 7, 2007		10QSB	000-50720	10.1	1/14/08	Registrant
10.8	First Amendment to the Employment Agreement between Raptor Therapeutics and Thomas E. Daley effective January 1, 2009		8-K	000-50720	10.4	1/5/09	Registrant
10.9	Offer Letter from Raptor Therapeutics dated as of April 8, 2009 for Patrice Rioux, M.D., Ph.D		8-K	000-50720	10.1	4/14/09	Registrant
10.10	2006 Equity Incentive Plan, as amended		S-8	333-140944	4.3	2/28/07	Registrant
10.11	2008 Plan Amendment to 2006 Equity Incentive Plan		10-K/A	000-50720	10.5	12/23/08	Registrant
10.12	Asset Purchase Agreement between Raptor Therapeutics, Registrant and Convivia, Inc. dated October 17, 2007		10QSB	000-50720	10.3	1/14/08	Registrant
10.13	Merger agreement between Raptor Therapeutics and Encode Pharmaceuticals, Inc. dated December 14, 2007*		10QSB/A	000-50720	10.1	4/15/08	Registrant
10.14	Pharmaceutical development services agreement between Raptor Therapeutics and Patheon Pharmaceuticals Inc. dated January 7, 2008*		10QSB/A	000-50720	10.2	4/15/08	Registrant
10.15	License agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and Regents of the University of California dated October 31, 2007*		10QSB/A	000-50720	10.3	4/15/08	Registrant
10.16	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and the Regents of the University of California dated February 29, 2008*		10QSB/A	000-50720	10.4	4/15/08	Registrant
10.17	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.7)						Registrant

Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.18	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.8)
10.19	Collaboration and License Agreement, dated as of June 3, 2009, by and between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and Raptor Discoveries Inc.*	X
10.20	Supply Agreement, dated July 20, 2009, by and between Raptor Therapeutics and Mylan Pharmaceuticals Inc.*	X
10.21	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.12)
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP	X
24.1	Power of Attorney (included in the signature page hereto)	X
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director	X
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X

X	Filed herewith

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP. Dated: October 28, 2009
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Christopher M. Starr Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2009

/s/ Kim R. Tsuchimoto	Chief Financial Officer, Secretary and Treasurer	October 28, 2009
Kim R. Tsuchimoto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erich Sager	Director	October 28, 2009
Erich Sager

/s/ Raymond William Anderson	Director	October 28, 2009
Raymond William Anderson

/s/ Richard L. Franklin	Director	October 28, 2009
Richard L. Franklin, M.D., Ph.D.

/s/ Llew Keltner	Director	October 28, 2009
Llew Keltner, M.D., Ph.D.

The following exhibits are filed as part of, or incorporated by reference into this Report:
Exhibits

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
2.1	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.		8-K	000-50720	10.1	5/4/06	Registrant
2.2	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.		8-K	000-50720	10.1	3/14/06	Registrant
2.3	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006		Schedule 14C	000-50720	Schedule A	5/17/06	Registrant
2.4	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among the Registrant, TorreyPines Therapeutics, Inc. and ECP Acquisition, Inc., a Delaware corporation		8-K	000-50720	2.1	7/28/09	Registrant
3.1	Certificate of Incorporation of the Registrant		Schedule 14C	000-50720	Schedule B	5/17/06	Registrant
3.2	Bylaws of the Registrant		Schedule 14C	000-50720	Schedule C	5/17/06	Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant		8-A	000-50720	3.1	12/9/08	Registrant
4.2	Rights Agreement, between the Registrant and Nevada Agency and Trust Company, dated May 13, 2005		8-A	000-50720	4.1	12/9/08	Registrant
4.3	Form of Rights Certificate of the Registrant (included in Exhibit 4.2)						Registrant
4.4	Amendment to Rights Agreement of the Registrant		8-K	000-50720	4.1	7/28/09	Registrant
4.5	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC		10QSB/A	000-50720	4.1	4/15/08	Registrant
4.6	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP		10QSB/A	000-50720	4.2	4/15/08	Registrant
4.7	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.1	7/9/08	Registrant
4.8	Amendment to Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.2	7/9/08	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
4.9	Form of 2008 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	5/22/08	Registrant
4.10	Form of 2008 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K/A	000-50720	4.2	5/28/08	Registrant
4.11	Form of Warrant Exchange Agreement, dated July 17, 2009	X
4.12	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto	X
4.13	Form of 2009 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	8/25/09	Registrant
4.14	Form of 2009 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.2	8/25/09	Registrant
10.1	Employment Agreement between the Registrant and Dr. Christopher Starr dated May 1, 2006		8-K	000-50720	10.5	5/26/06	Registrant
10.2	First Amendment to the Employment Agreement between the Registrant and Dr. Christopher Starr effective January 1, 2009		8-K	000-50720	10.1	1/5/09	Registrant
10.3	Employment Agreement between the Registrant and Dr. Todd Zankel dated May 15, 2006		8-K	000-50720	10.6	5/26/06	Registrant
10.4	First Amendment to the Employment Agreement between the Registrant and Dr. Todd Zankel effective January 1, 2009		8-K	000-50720	10.3	1/5/09	Registrant
10.5	Employment Agreement between the Registrant and Ms. Kim Tsuchimoto dated May 1, 2006		8-K	000-50720	10.7	5/26/06	Registrant
10.6	First Amendment to the Employment Agreement between the Registrant and Ms. Kim Tsuchimoto effective January 1, 2009		8-K	000-50720	10.7	1/5/09	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.7	Employment Agreement between Raptor Therapeutics and Thomas E. Daley dated September 7, 2007		10QSB	000-50720	10.1	1/14/08	Registrant
10.8	First Amendment to the Employment Agreement between Raptor Therapeutics and Thomas E. Daley effective January 1, 2009		8-K	000-50720	10.4	1/5/09	Registrant
10.9	Offer Letter from Raptor Therapeutics dated as of April 8, 2009 for Patrice Rioux, M.D., Ph.D		8-K	000-50720	10.1	4/14/09	Registrant
10.10	2006 Equity Incentive Plan, as amended		S-8	333-140944	4.3	2/28/07	Registrant
10.11	2008 Plan Amendment to 2006 Equity Incentive Plan		10-K/A	000-50720	10.5	12/23/08	Registrant
10.12	Asset Purchase Agreement between Raptor Therapeutics, Registrant and Convivia, Inc. dated October 17, 2007		10QSB	000-50720	10.3	1/14/08	Registrant
10.13	Merger agreement between Raptor Therapeutics and Encode Pharmaceuticals, Inc. dated December 14, 2007*		10QSB/A	000-50720	10.1	4/15/08	Registrant
10.14	Pharmaceutical development services agreement between Raptor Therapeutics and Patheon Pharmaceuticals Inc. dated January 7, 2008*		10QSB/A	000-50720	10.2	4/15/08	Registrant
10.15	License agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and Regents of the University of California dated October 31, 2007*		10QSB/A	000-50720	10.3	4/15/08	Registrant
10.16	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and the Regents of the University of California dated February 29, 2008*		10QSB/A	000-50720	10.4	4/15/08	Registrant
10.17	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.7)						Registrant
10.18	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.8)

Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.19	Collaboration and License Agreement, dated as of June 3, 2009, by and between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and Raptor Discoveries Inc.*	X
10.20	Supply Agreement, dated July 20, 2009, by and between Raptor Therapeutics and Mylan Pharmaceuticals Inc.*	X
10.21	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.12)
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP	X
24.1	Power of Attorney (included in the signature page hereto)	X
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director	X
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X

X	Filed herewith

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.