Form 10-K/A
period 2009-08-31
RAPTOR PHARMACEUTICALS CORP.
filed 2009-11-05
CIK 1203944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50720
Raptor Pharmaceuticals Corp.

(Exact name of registrant issuer as specified in its charter)

Delaware	98-0379351

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
9 Commercial Blvd., Suite 200, Novato, CA 94949

(Address of principal executive offices)
(415) 382-8111

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class*	Name of Each Exchange on Which Registered*
Common Stock, $.001 par value	The NASDAQ Capital Market
Preferred Share Purchase Rights
Securities registered under Section 12(g) of the Act:*
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.*
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.* See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)* Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,829,842 shares common stock, par value $0.001, outstanding as of October 23, 2009.* The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 23, 2009 was $66.7 million.*
The documents incorporated by reference are as follows:
None.

* This information relates to the registrant’s sole stockholder, Raptor Pharmaceutical Corp., a Delaware corporation. As of September 28, 2009, the registrant’s common stock, par value $0.001, was registered under Section 12(g) of the Act. On September 29, 2009, the registrant completed a merger whereby it became a wholly-owned subsidiary of Raptor Pharmaceutical Corp. as further described in the Explanatory Note to our Annual Report on Form 10-K that was filed by us with the Securities and Exchange Commission on October 28, 2009. As of September 28, 2009, the registrant would have checked, or left blank, as applicable, each check box set forth on this cover page in the same manner as checked, or left blank, as applicable, as set forth on this cover page. As of November 5, 2009, the registrant has one share of common stock outstanding that is held by Raptor Pharmaceutical Corp. As of February 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $15.9 million.

EXPLANATORY NOTE
We are amending on this Form 10-K/A our Annual Report on Form 10-K for our fiscal year ended August 31, 2009, to include disclosures required for Part III, Items 10 through 14. No other Parts or disclosure from our Annual Report on Form 10-K are included in this Amendment on Form 10-K/A other than Parts III and IV, below, and except for such included disclosure, this Amendment on Form 10-K/A does not modify or update in any way our Annual Report on Form 10-K. All disclosure provided in this Amendment on Form 10-K/A is as of the date of the Annual Report on Form 10-K. We have not updated the disclosure in the Amendment on Form 10-K/A to reflect any recent development with respect to any disclosure contained in the Annual Report on Form 10-K.
Notwithstanding the Explanatory Note set forth in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission, or the SEC, on October 28, 2009, unless otherwise mentioned or unless the context requires otherwise, all references in Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Raptor” and similar references and words of similar import (including, by way of example, with respect to “our directors and executive officers”), refer to Raptor Pharmaceuticals Corp., including its subsidiaries (which includes Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.) and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceutical Inc.), and not the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp.

RAPTOR PHARMACEUTICALS CORP.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
During Fiscal Year 2009, our full board met eight times and took action by written consent three times (excluding Stock Option Committee approvals). The following table sets forth the name, age, date first elected or appointed to serve as a director and/or executive officer and position held by each of our directors as of October 31, 2009. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by our stockholder.

		Date First Elected	Position(s) Held
Name	Age	or Appointed	with the Company
Christopher M. Starr, Ph.D.(4)	56	May 25, 2006	Chief Executive Officer, President and Director
Raymond W. Anderson (1)(2)(3)(4)(5)	65	May 25, 2006	Director
Erich Sager(4)	50	May 25, 2006	Director
Richard Franklin, M.D., Ph.D.(1)(2)(4)(5)	63	July 10, 2008	Director

(1)	Member of the Corporate Governance and Nominating Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Stock Option Committee.

(5)
Because of Mr. Anderson’s extensive financial management background, we believe that Mr. Anderson is an “audit committee financial expert” as such term is defined under Item 407(d)(5) of the SEC’s Regulation S-K. Neither Mr. Anderson nor Dr. Franklin is our employee and we have determined that they are “independent” as defined in NASDAQ Rule 5605(a)(2).

Business Experience and Directorships
The following describes the background of our directors.
Christopher M. Starr, Ph.D., Chief Executive Officer, President and Director. Dr. Starr is our co-founder and has served as our Chief Executive Officer, President and director since our inception in 2006. Dr. Starr has served as Chief Executive Officer of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in September 2005. Dr. Starr co-founded BioMarin Pharmaceutical Inc., or BioMarin, in 1997 where he last served as Senior Vice President and Chief Scientific Officer prior to joining the Company in 2006. As Senior Vice President at BioMarin, Dr. Starr was responsible for managing a Scientific Operations team of 181 research, process development, manufacturing and quality personnel through the successful development of commercial manufacturing processes for its enzyme replacement products, and supervised the cGMP design, construction and licensing of BioMarin’s proprietary biological manufacturing facility. From 1991 to 1998, Dr. Starr supervised research and commercial programs at BioMarin’s predecessor company, Glyko, Inc., where he served as Vice President of Research and Development. Prior to his tenure at Glyko, Inc., Dr. Starr was a National Research Council Associate at the National Institutes of Health. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York.

Raymond W. Anderson, Director. Mr. Anderson has served as our director since May 25, 2006. Mr. Anderson has worked at Dow Pharmaceutical Sciences, Inc. (a wholly owned subsidiary of Valeant Pharmaceuticals International) since 2003, has been its Managing Director since August 2009 and was previously its Chief Financial Officer and Vice President, Finance and Administration. Mr. Anderson has more than 30 years of healthcare industry experience, primarily focused in financial management within the biopharmaceutical sector. Prior to joining Dow in 2003, he was Chief Financial Officer for Transurgical, Inc., a private medical technology company. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin from June 1998 to January 2002. Prior to June 1998, Mr. Anderson held similar executive-level positions with other biopharmaceutical companies including Syntex, Chiron, Glycomed and Fusion Medical Technologies. Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in Administration from George Washington University and a B.S. in Engineering from the United States Military Academy.
Erich Sager, Director. Mr. Sager has served as our director since May 25, 2006. He is a founding partner of Limetree Capital SA, a Swiss-based investment banking boutique. Mr. Sager also serves as Chairman and member of the board of directors at Calltrade Carrier Services AG, a European wholesale phone operator, and has held such position since 2004. He is also a current board member of Zecotek Medical Systems Inc. and Pulse Capital Corp. Mr. Sager served on the board of directors of BioMarin from November 1997 to March 2006 and as Chairman of LaMont Asset Management SA, a private investment management firm, from September 1996 until August 2004. Mr. Sager has held the position of Senior Vice President, Head of the Private Banking for Dresdner Bank (Switzerland) Ltd., Vice President, Private Banking, Head of the German Desk for Deutsche Bank (Switzerland) Ltd., and various positions at banks in Switzerland. Mr. Sager received a business degree from the School of Economics and Business Administration, Zurich, Switzerland.
Richard Franklin, M.D., Ph.D., Director. Dr. Franklin has served as our director since July 2008 and has served as Chairman of the board of directors of SyntheMed, Inc., a biomaterials company engaged in the development and commercialization of medical devices, since June 2003 and as a director of SyntheMed, Inc., since December 2000. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company. Dr. Franklin has served as the Chief Executive Officer and Director of Tarix Pharmaceuticals, a drug development company, since 2004 and as Chairman of Pathfinder, LLC, a regenerative medicine company, since earlier this year. From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company. From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry. From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.
Audit Committee
The audit committee of our board of directors, herein referred to as the Audit Committee, has been established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended, herein referred to as Exchange Act, and through August 31, 2009 consisted of the following two members: Mr. Anderson (Chairman) and Mr. Sager. The Audit Committee (a) has sole authority to appoint, replace and compensate our independent registered public accounting firm and is directly responsible for oversight of its work; (b) approves all audit fees and terms, as well as any permitted non-audit services performed by our independent registered public accounting firm; (c) meets and discusses directly with our independent registered public accounting firm its audit work and related matters; and (d) oversees and performs such investigations with respect to our internal and external auditing procedures and affairs as the Audit Committee deems necessary or advisable and as may be required by applicable law. Our Audit Committee’s charter was posted on our website during our Fiscal Year 2009 (and after such time until immediately prior to the Merger on September 29, 2009). The Audit Committee’s charter for our parent, Raptor Pharmaceutical Corp., can be found in the “Corporate Governance” section of its website at www.raptorpharma.com.

Our board of directors has determined that Mr. Anderson, the Chairman of our Audit Committee, as of August 31, 2009, was “independent” as that term is defined by the applicable listing standards of The NASDAQ Stock Market, Inc. and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Anderson is qualified as an “audit committee financial expert” as defined by the regulations promulgated by the U.S. Securities and Exchange Commission, herein referred to as the SEC.
During Fiscal Year 2009, our Audit Committee met four times.
Compensation Committee
The compensation committee of our board of directors, herein referred to as the Compensation Committee, through August 31, 2009 consisted of the following two members: Mr. Sager (Chairman) and Mr. Anderson. The Compensation Committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management. As of August 31, 2009, members of the Compensation Committee were non-employee directors. Mr. Anderson is considered to be independent. Our Compensation Committee’s charter was posted on our website during our Fiscal Year 2009 (and after such time until immediately prior to the Merger on September 29, 2009). The Compensation Committee’s charter for our parent, Raptor Pharmaceutical Corp., can be found in the “Corporate Governance” section of its website at www.raptorpharma.com
During Fiscal Year 2009, our Compensation Committee did not meet, however, during such period, certain actions with respect to the compensation of our executive officers and management were taken either at a meeting or by written consent of our full board of directors, with Dr. Starr abstaining from the discussions and actions with respect to his own salary.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee of our board of directors, herein referred to as the Nominating Committee, through August 31, 2009 consisted of the following members: Mr. Sager, Mr. Anderson, Dr. Franklin and Dr. Starr. The Nominating Committee has authority to review the qualifications of, interview and nominate candidates for election to our board of directors. Our Nominating Committee’s charter was posted on our website during our Fiscal Year 2009 (and after such time until immediately prior to the Merger on September 29, 2009). The Nominating Committee’s charter for our parent, Raptor Pharmaceutical Corp., can be found in the “Corporate Governance” section of its website at www.raptorpharma.com. The primary functions of our Nominating Committee are to:
•	recruit, review and nominate candidates for election to our board of directors;
•	monitor and make recommendations regarding committee functions, contributions and composition; and
•	develop the criteria and qualifications for membership on our board of directors.
The Nominating Committee develops the credentials and characteristics required of our board of directors and committee nominees in light of the composition of our board of directors and committees, our business, operations, applicable legal and listing requirements, and other factors they consider relevant. The Nominating Committee may identify other candidates, if necessary, through recommendations from our directors, management, employees, the stockholder nomination process, or outside consultants. The Nominating Committee will review candidates in the same manner regardless of the source of the recommendation. For membership on our board of directors, the Nominating Committee takes into consideration applicable laws and regulations, diversity, age, skills, experience, integrity, ability to make independent analytical inquiries, understanding of our business and business environment, willingness to devote adequate time and effort to our board of directors’ responsibilities and other relevant factors, including experience in the biotechnology and pharmaceutical industries.

During Fiscal Year 2009, our Nominating Committee did not formally meet.
Stock Option Committee
The stock option committee of our board of directors, herein referred to as the Stock Option Committee, through August 31, 2009 consisted of: Mr. Sager, Mr. Anderson, Dr. Franklin and Dr. Starr. Our Stock Option Committee is responsible for the administration of our 2006 Equity Incentive Plan, as amended, including the approval of grants under such plan to our employees, consultants and directors.
During Fiscal Year 2009, our Stock Option Committee took action in a meeting one time and by unanimous written consent two times.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders of a registered class of equity securities are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to us, except with respect to Aran Asset Management SA which has not to our knowledge filed any Section 16(a) forms, we believe that during Fiscal Year 2009, our directors, executive officers and 10% stockholders of a registered class of equity securities timely filed all Section 16(a) reports applicable to them.
Code of Ethics
The Company has adopted a Code of Ethics, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Ethics was posted on our website during our Fiscal Year 2009 (and after such time until immediately prior to the Merger on September 29, 2009). The Code of Business Conduct and Ethics for our parent, Raptor Pharmaceutical Corp., can be found in the “Corporate Governance” section of its website at www.raptorpharma.com.
Executive Officers
The following table sets forth the name, age, date first appointed to serve as an executive officer, and position held by each of our executive officers not discussed above as of October 31, 2009. Our executive officers are elected by our board of directors and serve at the discretion of our board of directors.

			Position(s) Held
Name	Age	Date First Appointed	with the Company
Todd C. Zankel, Ph.D.	46	May 25, 2006	Chief Scientific Officer
Thomas (Ted) E. Daley	46	September 10, 2007	President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)
Patrice P. Rioux, M.D., Ph.D.	58	April 15, 2009	Chief Medical Officer, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)
Kim R. Tsuchimoto, C.P.A.	46	May 25, 2006	Chief Financial Officer, Treasurer and Secretary

Business Experience
The following describes the background of our executive officers.
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
Patrice P. Rioux, M.D., Ph.D. joined us as Chief Medical Officer of our clinical subsidiary, Raptor Therapeutics Inc. Prior to joining us in April 2009, from November 2008 until March 2009, Dr. Rioux served as Chief Medical Officer of FerroKin Biosciences, an early-stage developer of iron chelator for treatment of anemias. From May 2005 to October 2008, he was Chief Medical Officer and Vice President Clinical/Regulatory for Edison Pharmaceuticals, which focused on developing drugs to treat inherited and acquired energy impairment diseases. From January 2004 through March 2006, Dr. Rioux was an independent clinical operations consultant. Dr. Rioux’ three-decade career includes positions at Repligen Corp., Arrow International, Variagenics, Inc., Biogen and GRP (Groupement de Recherche en Pharmacologie). From 1975 to 1995, Dr. Rioux was a researcher in Clinical Research and Epidemiology at INSERM (Institut National de la Sante et de la Recherche Medicale), a French organization that supports national research in the medical field. Educated in France, Dr. Rioux has an M.D., a Ph.D. in Mathematical Statistics, and a Masters degree in Pharmacology.
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
ITEM 11: EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee of our board of directors has overall responsibility for the compensation program for our executive officers. Specifically, our Compensation Committee establishes policies and otherwise discharges the responsibilities of our board of directors with respect to the compensation of our executive officers, senior management, and our other employees. In evaluating executive officer pay, the Compensation Committee may retain the services of an independent compensation consultant or research firm and consider recommendations from the chief executive officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The executive officers are not present or involved in deliberations concerning their compensation. Our Compensation Committee assesses the information it receives in accordance with its business judgment. All decisions with respect to executive compensation, other than compensation for our Chief Executive Officer, are first approved by our Compensation Committee and then submitted, together with the Compensation Committee’s recommendations, to our full board of directors for final approval. Compensation of our Chief Executive Officer is generally approved only by our Compensation Committee.
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

We believe that the compensation of our executives should reflect their success in attaining key objectives and individual factors. The key objectives include: (1) establishing and executing on program milestones within planned budgetary expenditures; (2) securing adequate funds to achieve program objectives and to maintain our solvency and moderate financial risk; (3) meeting or exceeding program timelines and milestones; (4) expanding our preclinical product pipeline through creation of novel proprietary products or by utilization of technology, or acquiring or in-licensing new pre-clinical or clinical products and technology; (5) creating corporate partnerships, contracts, collaborations and out-licensing product technologies to achieve strategic objectives; (6) submitting and receiving satisfactory results of regulatory submissions; (7) establishing long-term competitive advantages, which leads to attaining an increased market price for our stock; (8) asset growth; and (9) developing a strong intellectual property position, which enhances the value of our product candidates and technologies.
The key individual factors for each executive include: (1) the value of their unique skills and capabilities to support our long-term performance; (2) performance of their management responsibilities; (3) whether an increase in responsibility or change in title is warranted; (4) leadership qualities; (5) business responsibilities; (6) current compensation arrangements, especially in comparison to the compensation of other executives in similar positions in competitive companies within our industry; (7) short- and long-term potential to enhance stockholder value; and (8) contribution as a member of the executive management team.
Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for us and our stockholders. We provide cash compensation in the form of base salary and annual, discretionary cash bonuses to reward performance against pre-set written goals and objectives. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for our executive officers for the Fiscal Year 2009 ranged from 100% to 90% in cash compensation and 0% to 10% in non-cash compensation, including benefits and equity-related awards. We believe that this ratio is competitive within the marketplace for companies at our stage of development and appropriate to fulfill our stated policies.
Elements of Compensation
Base Salary
Our Compensation Committee has established base salary compensation for our executive officers taking into account: (1) the officer’s equity interest in us; (2) our status as an early-stage development company; (3) competitive levels of compensation; and (4) our ability to pay at this stage of its funding cycle. Our Compensation Committee considers individual performance and salaries paid to executive officers of other biotechnology companies similar in size, stage of development and other characteristics. In making its recommendations, our Compensation Committee takes into account recommendations submitted by persons serving in a supervisory position over a particular executive officer. In July 2008, our Compensation Committee hired an outside consultant to review our executive compensation and compensation for positions in which we are currently recruiting in order to offer a competitive compensation package to new employees and in an effort to compensate our executives closer to competitive levels. The outside consultant utilized a well-established industry salary survey and benchmarked our executive salaries with salaries of companies of similar size and located in the San Francisco Bay Area. Due to the significant differences between market rates and our Fiscal Year 2007 executive base salaries, the Compensation Committee recommended a pro rata three-step increase (over three years) for Dr. Starr, our Chief Executive Officer, and a pro rata two-step increase (over two years) for Dr. Zankel, Ms. Tsuchimoto and Mr. Daley.

Annual Base Salary
Christopher M. Starr, Ph.D.	Chief Executive Officer, President and Director	$213,610*
Todd C. Zankel, Ph.D.	Chief Scientific Officer	$192,300*
Kim R. Tsuchimoto, C.P.A.	Chief Financial Officer, Secretary and Treasurer	$208,401*
Ted Daley	President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)	$208,401*
Patrice P. Rioux., M.D., Ph.D.	Chief Medical Officer, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)	$280,000**

*
Based on the input from the outside consultant, the recommendation by our Compensation Committee and approval of our full board of directors (other than Dr. Starr with respect to his own salary), these salaries became effective July 10, 2008. As of October 31, 2009, in order to preserve cash, the Compensation Committee had not authorized the second step of the salary increases described above.

**	Dr. Rioux’s employment commenced on April 15, 2009.
Bonus and Other Non-Equity Incentive Plan Compensation
Given our stage of development and our desire to conserve cash, during Fiscal Year 2009, we limited awarding cash bonuses to our executive officers and did not provide for other non-equity incentive plan compensation as bonuses. During Fiscal Year 2009, pursuant to his employment agreement and an asset purchase agreement between our clinical subsidiary and Mr. Daley regarding the purchase of the Convivia assets, Mr. Daley received the following: in September 2008 a cash bonus of $10,000 for reaching his one-year anniversary and in October 2008, Mr. Daley received a bonus of 100,000 shares of our common stock valued at $27,000 and a cash bonus of $30,000 related to the achievement of a clinical milestone. Due to the Merger, the 100,000 shares of our common stock described in the immediately preceding sentence were exchanged for 23,312 shares of common stock of our parent, Raptor Pharmaceutical Corp.
Pursuant to Dr. Rioux’ offer letter executed in April 2009, Dr. Rioux is eligible for bonus stock options exercisable for up to 50,000 shares of our common stock if the following milestones are achieved during his employment: our achievement of a successful pilot clinical trial of DR Cysteamine in cystinosis; first patient dosed in a pivotal clinical trial of DR Cysteamine in cystinosis; our filing of a New Drug Application for DR Cysteamine in cystinosis; and marketing approval of DR Cysteamine in cystinosis. To-date none of these milestones have been achieved and no bonuses have been granted to Dr. Rioux. Due to the Merger, the eligibility described above is now for bonus stock options exercisable for up to 11,656 shares of common stock of our parent, Raptor Pharmaceutical Corp. All of our executive officers are eligible for annual and discretionary cash and stock option bonuses pursuant to their employment agreements.
Stock Option and Equity Incentive Programs
We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture, and closely align the interests of our executive officers with the interests of our stockholders. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is the best method of motivating the executive officers to manage the Company in a manner that is consistent with the interests of the Company and our stockholders. In addition, the vesting feature of our equity grants should aid officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period. In determining the size of equity grants to our executive officers, our Compensation Committee considers company-level performance, the applicable executive officer’s performance, the period during which an executive officer has been in a key position with us, the amount of equity previously awarded to or owned by the applicable executive officer, the vesting of such awards, the number of shares available under our 2006 Equity Incentive Plan and the recommendations of management and any other consultants or advisors with whom our Compensation Committee may choose to consult.

In general, stock options are granted under the 2006 Equity Incentive Plan as an incentive to aid in the retention of the executive officers and to align their interests with those of our stockholders.
During our Fiscal Year 2009, we did not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates. With respect to newly hired executives, our practice is typically to consider stock option grants upon initial drafting of the executive’s employment agreement followed by a Stock Option Committee unanimous written consent approving such stock option grant. The stock option exercise price is based on the closing price the day preceding the later of the Stock Option Committee approval or the executive’s first day of employment. We intend to ensure that we do not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant exercise price of all equity awards is equal to the fair market value of the equity on the date of grant.
In April 2009, pursuant to his employment agreement, we issued to Dr. Rioux initial employment stock options to purchase 150,000 shares of our common stock at an exercise price of $0.20 per share which vests 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter and expire ten years from the grant date. No other stock options were granted to our executive officers or our board of directors during Fiscal Year 2009. The options that were granted to our officers are set forth in the “Grants of Plan-Based Awards” table below. All options granted to officers are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to the extent possible. Due to the Merger, the options to purchase 150,000 shares of our common stock described above were exchanged for options to purchase 34,969 shares of common stock of our parent, Raptor Pharmaceutical Corp., at $0.85 per share.
Perquisites
Our executives do not receive any perquisites and are not entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees.
Defined Contribution Plan
We maintain a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees, subject to certain minimum age and service requirements. Our 401(k) plan allows employees to make voluntary contributions. The assets of the 401(k) plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant.
Employees who participate in our 401(k) plan may contribute to their 401(k) account up to the maximum amount that varies annually in accordance with the Internal Revenue Code. We also make available to 401(k) plan participants the ability to direct the investment of their 401(k) accounts in a well-balanced spectrum of various investment funds.
At our discretion, we provide for a 401(k) matching in the amount of 100% of the first 3% of employee deferral and 50% of the next 2% of employee deferral, in compliance with the Internal Revenue Service’s Safe Harbor rules. As of March 28, 2009, in order to preserve cash, we discontinued matching 401(k) for all of our employees.

Employment Agreements
Drs. Starr and Zankel and Ms. Tsuchimoto entered into employment agreements with our wholly owned subsidiary, Raptor Pharmaceutical Inc. in May 2006. Each employment agreement has an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary ($150,000 each for Drs. Starr and Zankel and $160,000 for Ms. Tsuchimoto), the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 250,000 shares of our common stock, which vested over three years with a six month cliff vest. Due to the Merger, the 250,000 shares of our common stock described in the immediately preceding sentence were exchanged for 58,281 shares of common stock of our parent, Raptor Pharmaceutical Corp. Officers’ annual salaries are subject to annual review and potential increase by our board of directors. In addition, they are each eligible to receive annual bonuses in cash or stock options as awarded by our board of directors, at its discretion. On September 7, 2007, our wholly-owned subsidiary, Raptor Therapeutics Inc., entered into an employment agreement with Ted Daley for a term of 18 months which will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary of $150,000 and stock options to purchase 150,000 shares of our common stock, which vest over four years with a six month cliff vest. Due to the Merger, the options to purchase 150,000 shares of our common stock described in the immediately preceding sentence were exchanged for options to purchase 34,969 shares of common stock of our parent, Raptor Pharmaceutical Corp. In August 2008, our Compensation Committee recommended, and the full board of directors approved, a stock option grant to Mr. Daley for the purchase of 100,000 shares of our common stock at an exercise price of $0.44 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Due to the Merger, the options to purchase 100,000 shares of our common stock described in the immediately preceding sentence were exchanged for options to purchase 23,313 shares of common stock of our parent, Raptor Pharmaceutical Corp., at $1.88 per share. Mr. Daley’s 2008 stock option was granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. Mr. Daley’s annual salary is subject to annual review and potential increase by our board of directors. In addition, Mr. Daley is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of our ConviviaTM product development program. Each of Drs. Starr’s and Zankel’s, Ms. Tsuchimoto’s and Mr. Daley’s respective employment agreements were amended effective as of January 1, 2009 for purposes of bringing such employment agreements into compliance with the applicable provisions of Section 409A of the Code and the Treasury Regulations and interpretive guidance issued thereunder. In April 2009, we executed an employment offer to Dr. Rioux with an annual base salary of $280,000.
Except for Dr. Rioux, if any officer’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then such officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. If Dr. Rioux’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then he will be entitled to continue to receive his or her base salary and other certain benefits for a period of 6 months from the date of termination.
Except for Dr. Rioux, if any officer’s employment is terminated for cause, by death or due to a voluntary termination, we shall pay to such officer, or in the case of termination due to death, his or her estate, the compensation and benefits payable through the date of termination.
Except for Dr. Rioux, if any officer’s employment is terminated due to disability, we shall pay to such officer the compensation and benefits payable through the date of termination and shall continue to pay such officer salary and a prorated bonus for three months following such termination, at the end of which time such officer shall receive short-term and eventually long-term disability benefits pursuant to our current disability insurance plans.

A description of the terms of these agreements, including post-employment payments and triggers, is included in the section titled “Executive Payments Upon Termination As of August 31, 2009.”
For further detail please refer to the officers’ respective employment agreements filed by us as exhibits 10.5, 10.6 and 10.7 to our Current Report on Form 8-K, which was filed with the SEC on May 26, 2006, exhibits 10.1, 10.3, 10.4 and 10.7 to our Current Report on Form 8-K, which was filed with the SEC on January 5, 2009, exhibit 10.1 to our Form 10-QSB, which was filed with the SEC on January 14, 2008, and exhibit 10.9 to our Current Report on Form 8-K, which was filed with the SEC on April 14, 2009.
Equity Incentive Plan
In May 2006, our stockholders approved the 2006 Equity Incentive Plan, or the Plan. The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date and vest over four years as follows: 6/48ths on the six-month anniversary of the date of grant and 1/48ths per month thereafter.
Accounting and Tax Considerations
We select and implement our various elements of compensation for their ability to help us achieve our performance and retention goals and not based solely on any unique or preferential financial accounting treatment. In this regard, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes with respect to the executive officers (other than our chief financial officer) listed in the “Summary Compensation Table” below. Compensation realized upon the exercise of stock options is considered performance based if, among other requirements, the plan pursuant to which the options are granted has been approved by our stockholders and has a limit on the total number of shares that may be covered by options issued to any plan participant in any specified period.
Stock options granted under our Plan are considered performance based. Therefore, any compensation realized upon the exercise of stock options granted under the Plan will be excluded from the deductibility limits of Section 162(m). While we have not adopted a policy requiring that all compensation be deductible, we consider the consequences of Section 162(m) in designing our compensation practices.
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
Benchmarking and Consultants
Our Compensation Committee reviews the history of all the elements of each executive officer’s total compensation over our short history and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other biotechnology companies similar in size, stage of development and other characteristics.
Named Executive Officer Compensation
Summary Compensation Table

							Change in
							Pension
	Fiscal					Non-equity	Value and
	Year			Stock	Option	Incentive Plan	NQDC	All Other
	(ending	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	August 31)	$(1)	$	$	$(2)	$	$	$(3)	$
Christopher M. Starr, Ph.D.	2009	213,610	—	—	27,883	—	—	6,399	247,892
Chief Executive Officer	2008	156,116	—	—	42,864	—	—	7,188	206,168
and Director	2007	150,000	—	—	40,612	—	—	2,789	193,401
Todd C. Zankel, Ph.D.	2009	192,300	—	—	27,883	—	—	5,758	225,941
Chief Scientific	2008	154,067	—	—	42,864	—	—	7,106	204,037
Officer	2007	150,000	—	—	40,612	—	—	2,789	193,401
Kim R. Tsuchimoto, C.P.A.	2009	208,401	—	—	33,256	—	—	6,149	247,806
Chief Financial Officer,	2008	179,115	—	—	47,881	—	—	8,171	235,167
Secretary, And	2007	163,333	25,000	—	38,739	—	—	4,098	231,170
Treasurer
Ted Daley,	2009	208,401	40,000	27,000	22,077	—	—	7,806	238,284
President, Raptor	2008	146,962	40,000	56,000	14,594	—	—	7,866	265,422
Therapeutics Inc. (f/k/a
Bennu Pharmaceuticals Inc.)
Patrice P. Rioux, M.D., Ph.D.	2009	94,759	—	—	1,696	—	—	419	96,874
Chief Medical Officer, Raptor
Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)

(1)
Dr. Starr and Ms. Tsuchimoto’s full time employment commenced on May 1, 2006 at an annual base salary of $150,000 and $160,000, respectively. Ms. Tsuchimoto’s annual base salary increased to $176,000 in June 2007 and to $208,401 in July 2008. Dr. Starr’s salary increased to $213,610 in July 2008. Dr. Zankel’s full time employment commenced on May 15, 2006 at an annual base salary of $150,000 which increased to $192,300 in July 2008. Mr. Daley’s full-time employment commenced on September 10, 2007 at an annual base salary of $150,000 which increased to $208,401 in July 2008. Dr. Rioux’s full time employment commenced on April 15, 2009 at an annual base salary of $280,000.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to Fiscal Years 2009, 2008 and 2007 for the fair value of the stock options granted to each of the named executive officers since inception, in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the Fiscal Years 2008 and 2007 grants, please refer to the notes in our financial statements filed with the SEC on October 28, 2009 in our annual report on Form 10-K. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. In May 2006 Drs. Starr and Zankel and Ms. Tsuchimoto were granted stock options to purchase 250,000 shares of our common stock at an exercise price of $0.66 per share for Drs. Starr and Zankel and $0.60 per share for Ms. Tsuchimoto. The options vested 6/36ths on the six month anniversary of the grant date and 1/36th per month thereafter and expire 10 years from grant date. Due to the Merger, the options to purchase 250,000 shares of our common stock described above were exchanged for options to purchase 58,281 shares of common stock of our parent, Raptor Pharmaceutical Corp., at respective exercise prices of $2.83 per share for Drs. Starr and Zankel and $2.57 per share for Ms. Tsuchimoto.

(3)
All Other Compensation includes 401(k) match funded by the Company through March 28, 2009, at which time such matching was discontinued, and life insurance premiums paid by the Company where the executive is the beneficiary.

Stock Option Grants and Exercises During the Fiscal Year Ended August 31, 2009
The following table sets forth information concerning stock option grants made during Fiscal Year 2009, to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock. Due to the Merger, such stock options were exchanged for stock options of our parent, Raptor Pharmaceutical Corp. The actual future value of such stock options of Raptor Pharmaceutical Corp. will depend on the market value of its common stock.
Grants of Plan-Based Awards Table

								All Other	All Other
								Stock	Options	Exercise	Grant
		Estimated			Estimated			Awards:	Awards:	or Base	Date
		Future Payouts			Future Payouts			Number	Number of	Price of	Fair
		Under Non-Equity			Under Equity			of Shares	Securities	Option	Value of
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options (#)		Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(1)	($/Sh)(2)	($) (3)
Patrice P. Rioux, M.D., Ph.D.	4/16/09	—	—	—	—	—	—	—	34,969	0.85	1,696

(1)
These stock options vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter. The options expire 10 years from grant date. The original stock options described under this column were originally exercisable for 150,000 shares of our common stock at an exercise price of $0.20 per share. Due to the Merger, such original options to purchase 150,000 shares of our common stock were exchanged for options to purchase 34,969 shares of common stock of our parent, Raptor Pharmaceutical Corp., at $0.85 per share.

(2)
This column shows the exercise price for the stock options granted, which was the closing price of our common stock one day preceding the stock option grant date. As described in the immediately preceding footnote, the original stock options were exercisable at $0.20 per share.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to Fiscal Year 2009 for the fair value of the stock options granted to each of the named executive officers in Fiscal Year 2009 in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

The following table sets forth certain information with respect to outstanding stock option awards of the named executive officers for Fiscal Year 2009.
Outstanding Equity Awards at August 31, 2009

	Option Awards
			Equity
			Incentive Plan
		Number of	Awards:
	Number of	Securities	Number of
	Securities	Underlying	Securities
	Underlying	Unexercised	Underlying
	Unexercised	Options	Unexercised	Option	Option
	Options	Unexercisable	Unearned	Exercise	Expiration
Name	Exercisable (#)	(#)	Options (#)	Price ($)	Date
Christopher M. Starr, Ph.D.	58,281 (1)	—	—	2.83 (1)	5/26/2016
Todd C. Zankel, Ph.D.	58,281 (1)	—	—	2.83 (1)	5/26/2016
Kim R. Tsuchimoto, C.P.A.	58,281 (1)	—	—	2.57 (1)	5/26/2016
	3,788 (2)	3,260	—	2.57 (2)	6/14/2017
	6,314 (2)	5,343	—	2.57 (2)	6/14/2017
Ted Daley	16,755 (2)	18,214	—	2.23 (2)	9/10/2017
	5,828 (2)	17,485	—	1.88 (2)	8/12/2018
Patrice P. Rioux, M.D., Ph.D.	0 (2)	34,969	—	0.85 (2)	4/16/2019

(1)
Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter. As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant options are options to purchase common stock of our parent, Raptor Pharmaceutical Corp., and the number of securities underlying such options as well as the option exercise prices have been converted to their equivalent post-Merger number of securities and equivalent post-Merger exercise prices, respectively.

(2)
Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter. As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant options are options to purchase common stock of our parent, Raptor Pharmaceutical Corp., and the number of securities underlying such options as well as the option exercise prices have been converted to their equivalent post-Merger number of securities and equivalent post-Merger exercise prices, respectively.

Option Exercises
There were no option exercises by our executive officers during our Fiscal Year 2009.

Post-Employment Compensation
Employment Agreements
Drs. Starr and Zankel and Ms. Tsuchimoto entered into employment agreements with our wholly owned subsidiary, Raptor Pharmaceutical Inc. in May 2006. Each employment agreement has an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary ($150,000 each for Drs. Starr and Zankel and $160,000 for Ms. Tsuchimoto), the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 250,000 shares of our common stock, which vested over three years with a six month cliff vest. Due to the Merger, the 250,000 shares of our common stock described in the immediately preceding sentence were exchanged for 58,281 shares of common stock of our parent, Raptor Pharmaceutical Corp. Officers’ annual salaries are subject to annual review and potential increase by our board of directors. In addition, they are each eligible to receive annual bonuses in cash or stock options as awarded by our board of directors, at its discretion. On September 7, 2007, our wholly-owned subsidiary, Raptor Therapeutics Inc., entered into an employment agreement with Ted Daley for a term of 18 months and will automatically renew for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary of $150,000 and stock options to purchase 150,000 shares of our common stock, which vest over four years with a six month cliff vest. Due to the Merger, the options to purchase 150,000 shares of our common stock described in the immediately preceding sentence were exchanged for options to purchase 34,969 shares of common stock of our parent, Raptor Pharmaceutical Corp. In August 2008, our Compensation Committee recommended, and the full board of directors approved, a stock option grant to Mr. Daley for the purchase of 100,000 shares of our common stock at an exercise price of $0.44 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Due to the Merger, the options to purchase 100,000 shares of our common stock described in the immediately preceding sentence were exchanged for options to purchase 23,313 shares of common stock of our parent, Raptor Pharmaceutical Corp., at $1.88 per share. Mr. Daley’s 2008 stock option was granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. Mr. Daley’s annual salary is subject to annual review and potential increase by our board of directors. In addition, Mr. Daley is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of our ConviviaTM product development program. Each of Drs. Starr’s and Zankel’s, Ms. Tsuchimoto’s and Mr. Daley’s respective employment agreements were amended effective as of January 1, 2009 for purposes of bringing such employment agreements into compliance with the applicable provisions of Section 409A of the Code and the Treasury Regulations and interpretive guidance issued thereunder. In April 2009, we executed an employment offer to Dr. Rioux with an annual base salary of $280,000.
Except for Dr. Rioux, if any officer’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then such officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. If Dr. Rioux’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then he will be entitled to continue to receive his or her base salary and other certain benefits for a period of 6 months from the date of termination.
Except for Dr. Rioux, if any officer’s employment is terminated for cause, by death or due to a voluntary termination, we shall pay to such officer, or in the case of termination due to death, his or her estate, the compensation and benefits payable through the date of termination.
Except for Dr. Rioux, if any officer’s employment is terminated due to disability, we shall pay to such officer the compensation and benefits payable through the date of termination and shall continue to pay such officer salary and a prorated bonus for three months following such termination, at the end of which time such officer shall receive short-term and eventually long-term disability benefits pursuant to our current disability insurance plans.
The following table quantifies the amounts that we would owe each of our executive officers upon each of the termination triggers discussed above:

Executive Payments Upon Termination (As of August 31, 2009)
As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant options are options to purchase common stock of our parent, Raptor Pharmaceutical Corp., and the number of securities underlying such options as well as the option exercise prices have been converted to their equivalent post-Merger number of securities and equivalent post-Merger exercise prices, respectively.
Christopher M. Starr, Ph.D.
Chief Executive Officer, President and Director

					Termination
					Without Cause		CIC Whether
Executive Benefits and Payments					or Constructive		or Not Services
Upon Termination	Disability		Death		Termination		are Terminated (1)
Severance Payments
Base Salary	$53,403	(3)	$—		$213,610	(2)	$213,610	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting Stock Options	—		—		—		—	(6)

Total	$53,403		$—		$213,610		$213,610

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Todd C. Zankel, Ph.D.
Chief Scientific Officer

					Termination		CIC Whether
					Without Cause		or Not Services
Executive Benefits and Payments					or Constructive		are
Upon Termination	Disability		Death		Termination		Terminated (1)
Severance Payments
Base Salary	$48,075	(3)	$—		$192,300	(2)	$192,300	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting Stock Options	—		—		—		—	(6)

Total	$48,075		$—		$192,300		$192,300

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Kim R. Tsuchimoto, C.P.A.
Chief Financial Officer, Secretary and Treasurer

Executive Benefits and					Without Cause		CIC Whether or
Payments Upon					or Constructive		Not Services are
Termination	Disability		Death		Termination		Terminated (1)
Severance Payments
Base Salary	$52,100	(3)	—		$208,401	(2)	$208,401	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting Stock Options	—		—		—		15,003	(6)

Total	$52,100		$—		$208,401		$223,404

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Ted Daley,
President, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)

					Termination
Executive Benefits and					Without Cause		CIC Whether or
Payments Upon					or Constructive		Not Services are
Termination	Disability		Death		Termination		Terminated (1)
Severance Payments
Base Salary	$52,100	(3)	$—		$208,401	(2)	$208,401	(2)
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—	(5)

Value of Unvested Equity Awards and Accelerated Vesting Stock Options	—		—		—		25,554	(6)

Total	$52,100		$—		$208,401		$233,955

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	12 months base salary.

(3)	3 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Patrice P. Rioux, M.D., Ph.D.
Chief Medical Officer, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)

			Termination
Executive Benefits and			Without Cause		CIC Whether or
Payments Upon			or Constructive		Not Services are
Termination	Disability	Death	Termination		Terminated (1)
Severance Payments
Base Salary	$—	$—	$140,000	(2)	$140,000	(2)
Short-Term Incentive	—	—	—		—

Value of Unvested Equity Awards and Accelerated Vesting Stock Options	—	—	—		27,118	(3)

Total	$—	$—	$140,000		$167,118

(1)	“CIC” means change in control, as defined within the officer’s employment agreement.

(2)	6 months base salary.

(3)
Vesting of all stock options granted in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Compensation Committee Interlocks and Insider Participation
All compensation decisions made during Fiscal Year 2009 were made by our full board of directors (other than Dr. Starr with respect to his own salary), with respect to our Chief Executive Officer, executive officers and other officers. The members of the Compensation Committee during Fiscal Year 2009 were Mr. Anderson and Mr. Sager, none of whom were officers or employees of Raptor or any of our subsidiaries during Fiscal Year 2009 or in any prior year. During Fiscal Year 2009, none of our executive officers served as a member of the board or compensation committee of any other company that has an executive officer serving as a member of our board of directors or Compensation Committee.

Director Compensation
We generally compensate non-employee directors for their service as a member of our board of directors by granting to each such director options to purchase shares of our common stock upon joining our board of directors. Upon joining our board of directors on May 26, 2006, Mr. Anderson and Mr. Sager were granted stock options to purchase 500,000 shares and 1,000,000 shares, respectively, of our common stock at respective exercise prices of $0.60 per share. Such stock options vested 6/36ths on the six month anniversary of such grant and 1/36th per month thereafter and expire ten years from grant date. Due to the Merger, the options to purchase 500,000 shares and 1,000,000 shares, respectively, of our common stock described above were exchanged for options to purchase 116,562 shares and 233,124 shares, respectively, of common stock of our parent, Raptor Pharmaceutical Corp., at respective exercise prices of $2.57 per share. Upon joining our board of directors on July 10, 2008, Dr. Franklin was granted stock options to purchase 150,000 shares of our common stock at an exercise price of $0.52 per share, which vests 6/48ths on the six-month anniversary of such grant and 1/48th per month thereafter and expires ten years from grant date. Due to the Merger, the option to purchase 150,000 shares of our common stock described above were exchanged for options to purchase 34,969 shares of common stock of our parent, Raptor Pharmaceutical Corp., at an exercise price of $2.23 per share.
In addition, at the discretion of the Stock Option Committee, each non-employee director may receive options to purchase 100,000 shares of our common stock for each subsequent year of service on our board of directors. On a converted basis, due to the Merger, any such outstanding options to purchase shares of our common stock would have been exchanged for options to purchase shares of common stock of our parent, Raptor Pharmaceutical Corp. In the case of options to purchase 100,000 shares of our common stock, such conversion would be to options to purchase 23,313 shares of common stock of our parent, Raptor Pharmaceutical Corp. Such options are generally granted at fair market value one day preceding the grant date, vest 6/48ths on the six month anniversary of the grant date and 1/48th per month thereafter and expire ten years from grant date. The Company made these grants to Mr. Anderson and Mr. Sager with respect to its fiscal year ended August 31, 2007, herein referred to as Fiscal Year 2007, on June 14, 2007 at a per share exercise price of $0.60. On a converted basis, due to the Merger, any such outstanding options to purchase shares of our common stock would have been exchanged for options to purchase shares of common stock of our parent, Raptor Pharmaceutical Corp., at an exercise price of $2.57 per share. No such annual grants were approved for our fiscal years ended August 31, 2008 and 2009, herein referred to as Fiscal Year 2008 and Fiscal Year 2009, respectively. We also reimburse our directors for out-of-pocket expenses incurred in connection with their service as directors.
The following table sets forth the total compensation paid by the Company to each of our non-employee directors during Fiscal Year 2009. Dr. Starr, who is an employee of Raptor, did not receive additional compensation for his service as a director.

	Fees Earned or Paid
Name	in Cash ($)	Option Awards ($)(1)*	Total*
Raymond W. Anderson (2)	40,000	60,583	100,583
Erich Sager (3)	60,000	111,281	171,281
Richard L. Franklin, M.D. Ph.D. (4)	40,000	14,751	54,751

*
As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant options are options to purchase common stock of our parent, Raptor Pharmaceutical Corp., and the number of securities underlying such options as well as the option exercise prices have been converted to their equivalent post-Merger number of securities and equivalent post-Merger exercise prices, respectively.

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by the Company for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for Fiscal Year 2009, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, herein referred to as SFAS 123R, and thus may include amounts from awards granted in and prior to Fiscal Year 2009. The assumptions underlying the calculations pursuant to SFAS 123R are set forth under Note 8 of the Notes to Consolidated Financial Statements, beginning on page 66 of our Company’s Annual Report on Form 10-K for Fiscal Year 2009 filed with the SEC on October 28, 2009.

(2)	Mr. Anderson had 139,875 options outstanding as of August 31, 2009, of which 129,189 were exercisable.

(3)	Mr. Sager had 256,437 options outstanding as of August 31, 2009, of which 245,751 were exercisable.

(4)	Dr. Franklin had 34,969 options outstanding as of August 31, 2009, of which 9,470 were exercisable.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of August 31, 2009 with respect to shares of common stock that may be issued under the Plan. Our stockholders approved the Plan in May 2006, and our board of directors approved Amendment No. 1 in February 2007 and Amendment No. 2 in December 2008. As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant options are options to purchase common stock of our parent, Raptor Pharmaceutical Corp., and the number of securities underlying such options as well as the option exercise prices have been converted to their equivalent post-Merger number of securities and equivalent post-Merger exercise prices, respectively.

	Equity Compensation Plan Information
	Number of securities
	to be issued upon
	exercise of	Weighted-average	Number of securities remaining
	outstanding options,	exercise price of	available for future issuance under
	warrants and rights	outstanding options,	equity compensation plans
	as of August 31,	warrants and rights as	(excluding securities reflected in
	2009	of August 31, 2009	column (a)) as of August 31, 2009
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	989,213	$2.42	406,147
Equity compensation plans not previously approved by security holders	0	0	0

Total	989,213	$2.42	406,147

The Plan life is ten years and allows for the granting of options to our employees, directors and consultants. Typical option grants are for ten years at or above market price based on the last closing price as of the date of grant and vests over four years as follows: 6/48ths on the six month anniversary of the date of grant and 1/48th per month thereafter.

The following table sets forth, as of October 31, 2009, each beneficial owner (or group of affiliated beneficial owners) of more than five percent (5%) of any class of voting securities, named executive officer, each director and all executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceuticals Corp., 9 Commercial Blvd., Suite 200, Novato, CA 94949.

			Percentage of
	Number of Shares		Outstanding
	of Common Stock	Number of Shares	Shares
Name of Beneficial Owner and	Beneficially	Subject to Options/	of Common
Address	Owned**	Warrants (3)**	Stock (4)
Aran Asset Management SA (1)	5,333,474	734,339	27.3%
Flower Ventures, LLC (2)	990,805	233,309	5.2%
Christopher M. Starr, Ph.D.	757,650	58,281	4.0%
Todd C. Zankel, Ph.D.	757,650	58,281	4.0%
Erich Sager	483,148	247,694	2.5%
Ted Daley	120,687	27,439	*
Kim R. Tsuchimoto, C.P.A.	69,936	69,354	*
Patrice P. Rioux, M.D, Ph.D.	5,828	5,828	*
Raymond W. Anderson	131,132	131,132	*
Richard L. Franklin, M.D., Ph.D.	12,384	12,384	*
All executive officers and directors as a group (9 persons)	2,338,415	610,393	12.4%

*	Less than one percent.

**
As discussed elsewhere in this Part III of this Amendment on Form 10-K/A to our Annual Report on Form 10-K, the relevant securities are with respect to common stock of our parent, Raptor Pharmaceutical Corp., and such numbers have been converted to their equivalent post-Merger number of securities.

(1)
The address for this entity is Bahnhofplatz, P.O. Box 4010, 6304 Zug, Switzerland. The Chairman and CEO of Aran Asset Management SA is Michael C. Thalmann who disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)	The address for this entity is 9100 South Dadeland Blvd., Suite 1809, Miami, FL 33156

(3)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days of October 31, 2009, are counted as outstanding for computing the percentage of the person holding such options or warrants but are not counted as outstanding for computing the percentage of any other person.

(4)	Based on 18,829,842 shares outstanding as of October 31, 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
As provided in the charter of our Audit Committee, it is our policy that we will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of our board of directors first reviews and approves the transactions. The Audit Committee is required to review on an on-going basis, and pre-approve all related party transactions before they are entered into including those transaction that are required to be disclosed under Item 404 of Regulation S-K promulgated by the SEC. If such transaction relates to compensation, it must be approved by the Compensation Committee as well. All related party transactions must also be approved by the disinterested members of the Board. It is the responsibility of our employees and directors to disclose any significant financial interest in a transaction between the Company and a third party, including an indirect interest. All related party transactions shall be disclosed in our filings with the SEC as required under SEC rules. The Board has determined that each of Mr. Anderson and Dr. Franklin is independent under the rules of the SEC.
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
Pursuant to the terms of a share purchase agreement dated as of March 2006, we issued to each of Drs. Starr and Zankel (our Chief Executive Officer and our Chief Scientific Officer, respectively) 3,000,000 shares of our common stock and to Erich Sager (one of our directors) 1,000,000 shares of our common stock. Due to the Merger, such shares respectively became 699,369 and 233,123 shares of common stock of our parent, Raptor Pharmaceutical Corp. Mr. Sager purchased his shares pursuant to a promissory note when the Company was privately held in February 2006 in the amount of $100,000 plus accrued interest at 8% per annum. Mr. Sager repaid $50,000 of the note on February 8, 2006, another $50,000 on March 9, 2006 and $373 of accrued interest on April 11, 2006. Drs. Starr and Zankel and Mr. Sager did not own any shares of our common stock at the time when such share purchase agreement was first approved and executed.
Pursuant to the terms of an asset purchase agreement, we and our wholly-owned subsidiary, Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) purchased certain assets of Convivia, Inc., which was as of such time a wholly-owned by Ted Daley (currently the President of Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.)). To date, in aggregate Mr. Daley has received 93,248 shares of our parent’s, Raptor Pharmaceutical Corp.’s, common stock and $80,000 in cash bonuses and may receive additional common stock and cash bonuses based on the successful development of our Convivia development program. Mr. Daley was hired to develop the Convivia product candidate along with other clinical-stage programs at Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.).
With respect to our May and June 2008 private placement, Limetree Capital was issued warrants to purchase 1,882,650 shares of our common stock at an exercise price of $0.55 per share and cash commissions of $627,550. With respect to our August 2009 private placement, Limetree Capital was issued warrants to purchase 556,500 shares of our common stock at an exercise price of $0.35 per share and cash commissions of $59,360. Erich Sager, the Chairman of our board of directors, serves on the board of directors of Limetree Capital and is a founding partner thereof. Due to the Merger, the respective warrants to purchase 1,882,650 and 556,500 shares of our common stock at $0.55 and $0.35 described above were exchanged for warrants to purchase 438,890 and 129,733 shares of common stock of our parent, Raptor Pharmaceutical Corp., at exercise prices of $2.36 and $1.50, respectively.
In the ordinary course of our business, our officers have loaned money to the Company by paying travel expenses and equipment and other costs from their personal funds on behalf of the Company. The Company has promptly reimbursed the officers.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
Since June 15, 2006, Burr, Pilger & Mayer LLP has served as our independent registered public accounting firm.
The following is a summary of the fees and services provided for fiscal years 2009 and 2008.

Description of Services	Year Ended	Year Ended
Provided by Burr, Pilger &	August 31,	August 31,
Mayer LLP	2009	2008
Audit Fees*	$92,560	$96,720
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	56,703	41,798
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	16,130	4,980
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.
All Other Fees

*	August 31, 2009 does not include unbilled audit fees for the year ended August 31, 2009, which is estimated to be $45,000.
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

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
Financial Statements
The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated herein by reference to Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on October 28, 2009 (and such page numbers correspond to such pages in our Annual Report on Form 10-K):

Page
Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of August 31, 2009 and 2008	67

Consolidated Statements of Operations for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009	68

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008 and 2009	69

Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008 and for the cumulative period from September 8, 2005 (inception) to August 31, 2009	73

Notes to Consolidated Financial Statements	74

Exhibits

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
2.1	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.		8-K	000-50720	10.1	5/4/06	Registrant
2.2	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.		8-K	000-50720	10.1	3/14/06	Registrant
2.3	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006		Schedule 14C	000-50720	Schedule A	5/17/06	Registrant
2.4	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among the Registrant, TorreyPines Therapeutics, Inc. and ECP Acquisition, Inc., a Delaware corporation		8-K	000-50720	2.1	7/28/09	Registrant
3.1	Certificate of Incorporation of the Registrant		Schedule 14C	000-50720	Schedule B	5/17/06	Registrant
3.2	Bylaws of the Registrant		Schedule 14C	000-50720	Schedule C	5/17/06	Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant		8-A	000-50720	3.1	12/9/08	Registrant
4.2	Rights Agreement, between the Registrant and Nevada Agency and Trust Company, dated May 13, 2005		8-A	000-50720	4.1	12/9/08	Registrant
4.3	Form of Rights Certificate of the Registrant (included in Exhibit 4.2)						Registrant
4.4	Amendment to Rights Agreement of the Registrant		8-K	000-50720	4.1	7/28/09	Registrant
4.5	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC		10QSB/A	000-50720	4.1	4/15/08	Registrant
4.6	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP		10QSB/A	000-50720	4.2	4/15/08	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
4.7	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.1	7/9/08	Registrant
4.8	Amendment to Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.2	7/9/08	Registrant
4.9	Form of 2008 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	5/22/08	Registrant
4.10	Form of 2008 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K/A	000-50720	4.2	5/28/08	Registrant
4.11	Form of Warrant Exchange Agreement, dated July 17, 2009**
4.12	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto**
4.13	Form of 2009 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	8/25/09	Registrant
4.14	Form of 2009 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.2	8/25/09	Registrant
10.1	Employment Agreement between the Registrant and Dr. Christopher Starr dated May 1, 2006		8-K	000-50720	10.5	5/26/06	Registrant
10.2	First Amendment to the Employment Agreement between the Registrant and Dr. Christopher Starr effective January 1, 2009		8-K	000-50720	10.1	1/5/09	Registrant
10.3	Employment Agreement between the Registrant and Dr. Todd Zankel dated May 15, 2006		8-K	000-50720	10.6	5/26/06	Registrant
10.4	First Amendment to the Employment Agreement between the Registrant and Dr. Todd Zankel effective January 1, 2009		8-K	000-50720	10.3	1/5/09	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.5	Employment Agreement between the Registrant and Ms. Kim Tsuchimoto dated May 1, 2006		8-K	000-50720	10.7	5/26/06	Registrant
10.6	First Amendment to the Employment Agreement between the Registrant and Ms. Kim Tsuchimoto effective January 1, 2009		8-K	000-50720	10.7	1/5/09	Registrant
10.7	Employment Agreement between Raptor Therapeutics and Thomas E. Daley dated September 7, 2007		10QSB	000-50720	10.1	1/14/08	Registrant
10.8	First Amendment to the Employment Agreement between Raptor Therapeutics and Thomas E. Daley effective January 1, 2009		8-K	000-50720	10.4	1/5/09	Registrant
10.9	Offer Letter from Raptor Therapeutics dated as of April 8, 2009 for Patrice Rioux, M.D., Ph.D		8-K	000-50720	10.1	4/14/09	Registrant
10.10	2006 Equity Incentive Plan, as amended		S-8	333-140944	4.3	2/28/07	Registrant
10.11	2008 Plan Amendment to 2006 Equity Incentive Plan		10-K/A	000-50720	10.5	12/23/08	Registrant
10.12	Asset Purchase Agreement between Raptor Therapeutics, Registrant and Convivia, Inc. dated October 17, 2007		10QSB	000-50720	10.3	1/14/08	Registrant
10.13	Merger agreement between Raptor Therapeutics and Encode Pharmaceuticals, Inc. dated December 14, 2007*		10QSB/A	000-50720	10.1	4/15/08	Registrant
10.14	Pharmaceutical development services agreement between Raptor Therapeutics and Patheon Pharmaceuticals Inc. dated January 7, 2008*		10QSB/A	000-50720	10.2	4/15/08	Registrant
10.15	License agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and Regents of the University of California dated October 31, 2007*		10QSB/A	000-50720	10.3	4/15/08	Registrant
10.16	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and the Regents of the University of California dated February 29, 2008*		10QSB/A	000-50720	10.4	4/15/08	Registrant

Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.17	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.7)						Registrant
10.18	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.8)						Registrant
10.19	Collaboration and License Agreement, dated as of June 3, 2009, by and between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and Raptor Discoveries Inc.*, **
10.20	Supply Agreement, dated July 20, 2009, by and between Raptor Therapeutics and Mylan Pharmaceuticals Inc.*, **
10.21	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.12)						Registrant
21.1	Subsidiaries of Registrant**
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP**
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director	X
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X

X	Filed herewith

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.

**	Previously filed with our Annual Report on Form 10-K with the SEC by the Registrant on October 28, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.
Dated: November 5, 2009	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signatures	Title	Date

	*	Chief Executive Officer and Director	November 5, 2009

	Christopher M. Starr, Ph.D.	(Principal Executive Officer)

	/s/ Kim R. Tsuchimoto	Chief Financial Officer, Secretary and Treasurer	November 5, 2009

	Kim R. Tsuchimoto	(Principal Financial Officer and
Principal Accounting Officer)

	*	Director	November 5, 2009

Erich Sager

	*	Director	November 5, 2009

Raymond William Anderson

	*	Director	November 5, 2009

Richard L. Franklin, M.D., Ph.D.

By:	/s/ Kim R. Tsuchimoto

Kim R. Tsuchimoto Attorney-in-Fact

The following exhibits are filed as part of, or incorporated by reference into this Amendment on Form 10-K/A to our Annual Report on Form 10-K:
Exhibits

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
2.1	Share Purchase Agreement dated May 2, 2006 by and between the Highland Clan Creations Corp. and Universal Financial Consulting Inc.		8-K	000-50720	10.1	5/4/06	Registrant
2.2	Share Purchase Agreement dated as of March 9, 2006 by and among Highland Clan Creations Corp., Christopher Starr, Erich Sager, Todd Zankel and Falcon Corporate Investments Ltd.		8-K	000-50720	10.1	3/14/06	Registrant
2.3	Agreement and Plan of Merger between Highland Clan Creations Corp. and Raptor Pharmaceuticals Corp. Effective May 15, 2006		Schedule 14C	000-50720	Schedule A	5/17/06	Registrant
2.4	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among the Registrant, TorreyPines Therapeutics, Inc. and ECP Acquisition, Inc., a Delaware corporation		8-K	000-50720	2.1	7/28/09	Registrant
3.1	Certificate of Incorporation of the Registrant		Schedule 14C	000-50720	Schedule B	5/17/06	Registrant
3.2	Bylaws of the Registrant		Schedule 14C	000-50720	Schedule C	5/17/06	Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant		8-A	000-50720	3.1	12/9/08	Registrant
4.2	Rights Agreement, between the Registrant and Nevada Agency and Trust Company, dated May 13, 2005		8-A	000-50720	4.1	12/9/08	Registrant
4.3	Form of Rights Certificate of the Registrant (included in Exhibit 4.2)						Registrant
4.4	Amendment to Rights Agreement of the Registrant		8-K	000-50720	4.1	7/28/09	Registrant
4.5	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC		10QSB/A	000-50720	4.1	4/15/08	Registrant
4.6	Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP		10QSB/A	000-50720	4.2	4/15/08	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
4.7	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.1	7/9/08	Registrant
4.8	Amendment to Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto		10-QSB	000-50720	10.2	7/9/08	Registrant
4.9	Form of 2008 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	5/22/08	Registrant
4.10	Form of 2008 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K/A	000-50720	4.2	5/28/08	Registrant
4.11	Form of Warrant Exchange Agreement, dated July 17, 2009**
4.12	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto**
4.13	Form of 2009 Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.1	8/25/09	Registrant
4.14	Form of 2009 Placement Agent Warrant to Purchase Shares of Common Stock of the Registrant		8-K	000-50720	4.2	8/25/09	Registrant
10.1	Employment Agreement between the Registrant and Dr. Christopher Starr dated May 1, 2006		8-K	000-50720	10.5	5/26/06	Registrant
10.2	First Amendment to the Employment Agreement between the Registrant and Dr. Christopher Starr effective January 1, 2009		8-K	000-50720	10.1	1/5/09	Registrant
10.3	Employment Agreement between the Registrant and Dr. Todd Zankel dated May 15, 2006		8-K	000-50720	10.6	5/26/06	Registrant

		Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.4	First Amendment to the Employment Agreement between the Registrant and Dr. Todd Zankel effective January 1, 2009		8-K	000-50720	10.3	1/5/09	Registrant
10.5	Employment Agreement between the Registrant and Ms. Kim Tsuchimoto dated May 1, 2006		8-K	000-50720	10.7	5/26/06	Registrant
10.6	First Amendment to the Employment Agreement between the Registrant and Ms. Kim Tsuchimoto effective January 1, 2009		8-K	000-50720	10.7	1/5/09	Registrant
10.7	Employment Agreement between Raptor Therapeutics and Thomas E. Daley dated September 7, 2007		10QSB	000-50720	10.1	1/14/08	Registrant
10.8	First Amendment to the Employment Agreement between Raptor Therapeutics and Thomas E. Daley effective January 1, 2009		8-K	000-50720	10.4	1/5/09	Registrant
10.9	Offer Letter from Raptor Therapeutics dated as of April 8, 2009 for Patrice Rioux, M.D., Ph.D		8-K	000-50720	10.1	4/14/09	Registrant
10.10	2006 Equity Incentive Plan, as amended		S-8	333-140944	4.3	2/28/07	Registrant
10.11	2008 Plan Amendment to 2006 Equity Incentive Plan		10-K/A	000-50720	10.5	12/23/08	Registrant
10.12	Asset Purchase Agreement between Raptor Therapeutics, Registrant and Convivia, Inc. dated October 17, 2007		10QSB	000-50720	10.3	1/14/08	Registrant
10.13	Merger agreement between Raptor Therapeutics and Encode Pharmaceuticals, Inc. dated December 14, 2007*		10QSB/A	000-50720	10.1	4/15/08	Registrant
10.14	Pharmaceutical development services agreement between Raptor Therapeutics and Patheon Pharmaceuticals Inc. dated January 7, 2008*		10QSB/A	000-50720	10.2	4/15/08	Registrant
10.15	License agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and Regents of the University of California dated October 31, 2007*		10QSB/A	000-50720	10.3	4/15/08	Registrant

Filed
Exhibit		Here	Incorporated by Reference
No.	Exhibit Description	with	Form	File No.	Exhibit	Filing Date	Filed By
10.16	Amendment number one to license agreement between Encode Pharmaceuticals, Inc. (acquired by Raptor Therapeutics) and the Regents of the University of California dated February 29, 2008*		10QSB/A	000-50720	10.4	4/15/08	Registrant
10.17	Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.7)						Registrant
10.18	Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.8)						Registrant
10.19	Collaboration and License Agreement, dated as of June 3, 2009, by and between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and Raptor Discoveries Inc.*, **
10.20	Supply Agreement, dated July 20, 2009, by and between Raptor Therapeutics and Mylan Pharmaceuticals Inc.*, **
10.21	Securities Purchase Agreement, dated August 21, 2009, by and among the Registrant and the investors listed on the signature pages thereto (included in Exhibit 4.12)						Registrant
21.1	Subsidiaries of Registrant**
23.1	Consent of Independent Registered Public Accounting Firm Burr, Pilger, Mayer, LLP**
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director	X
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer	X

X	Filed herewith

*	Certain portions of this agreement have been redacted and submitted to the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2.

**	Previously filed with our Annual Report on Form 10-K with the SEC by the Registrant on October 28, 2009.